Form 10-Q
period 1994-10-31
MAIL BOXES ETC
filed 1995-03-13
CIK 791014

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended  January 31, 1995

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from               to

Commission File Number  0-14821

MAIL BOXES ETC.
(Exact name of registrant as specified in its charter)

CALIFORNIA                          33-0010260
(State of Incorporation)          (I.R.S. Employer
                                  Identification No.)

6060 Cornerstone Court West, San Diego, California, 92121
(Address of principal executive offices)        (Zip Code)

Registrant's telephone number, including area code
(619) 455-8800

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.

Yes   X       No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, No Par Value              11,229,879
(Class)                               (Outstanding at
                                      January 31, 1995)

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
MAIL BOXES ETC.
CONSOLIDATED BALANCE SHEETS
                                        January 31,       April 30,
ASSETS                                         1995            1994
                                        (Unaudited)          (Note)
CURRENT ASSETS:
Cash and cash equivalents                $1,297,659        $251,055
Restricted cash - franchisee
  deposits                                1,093,277       1,361,125
Short-term investments                   11,976,048      10,439,792
Accounts receivable, net                  8,243,130       5,864,072
Inventories                                 968,685       1,026,946
Current portion of notes receivable       5,157,993       4,046,767
Current portion of net investment in
  sales-type and direct financing
  leases                                  2,504,020       2,423,514
Deferred income taxes                       853,938         822,178
Re-acquired area and center rights
  held for resale                         1,477,972       1,536,316
Other                                       813,028       1,426,237

TOTAL CURRENT ASSETS                     34,385,750      29,198,002

Notes receivable                         11,549,842       8,625,731
Net investment in sales-type and
  direct financing leases                 9,049,020       9,403,611
Property and equipment, net               5,683,659       6,148,525
Excess of cost over assets acquired,
  net                                     3,279,471         422,912
Deferred income taxes                       254,006         254,006
Other assets                              1,019,026       1,158,551

TOTAL ASSETS                            $65,220,774     $55,211,338

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable                           $891,879        $732,462
Franchisee deposits                       2,005,585       1,405,606
Royalties, referrals and commissions
  payable                                 2,882,867       1,838,654
Accrued employee expenses and
  related taxes                           1,234,948         766,283
Income taxes payable                        723,695               -
Other accrued expenses                      862,109         353,092
Current maturities of long-term debt      3,078,369               -

TOTAL CURRENT LIABILITIES                11,679,452       5,096,097

Long-term debt, net of current
  maturities                              1,345,500               -

SHAREHOLDERS' EQUITY:
Common stock, no par value, authorized
40,000,000 shares 11,229,879 and
11,569,146 issued and outstanding at
January 31, 1995 and April 30, 1994,
respectively                             16,258,183      19,194,693
Retained earnings                        35,937,639      30,920,548

TOTAL SHAREHOLDERS' EQUITY               52,195,822      50,115,241

TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY                    $65,220,774     $55,211,338

Note: The balance sheet at April 30, 1994 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes.

MAIL BOXES ETC.
CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)
                               Three months ended          Nine months ended
                              1/31/95      1/31/94      1/31/95       1/31/94
REVENUE:
Franchise fees             $1,908,788   $1,379,309   $6,093,472    $7,006,754
Royalty and marketing
  fees                      8,419,256    7,001,231   18,467,986    15,311,531
Sales of supplies and
  equipment                 2,669,653    2,637,461    7,727,765     8,478,881
Company centers               468,508      301,787    1,189,891       839,468
Interest income on
  leases and other          1,248,507    1,108,191    3,789,168     3,252,018

TOTAL REVENUES             14,714,712   12,427,979   37,268,282    34,888,652

COST AND EXPENSES:
Cost of supplies and
  equipment sold            2,113,796    2,145,185    6,079,182     6,955,727
Sales                       1,136,558      749,354    3,486,612     2,972,753
Marketing                   1,217,979      889,784    3,437,287     2,721,393
Franchise operations        4,021,283    3,365,954    9,324,619     7,956,618
Company centers               522,257      288,494    1,229,025       807,696
General and
  administrative            2,075,373    1,466,684    5,717,944     3,917,295

TOTAL COSTS AND
  EXPENSES                 11,087,246    8,905,455   29,274,669    25,331,482

Operating Income            3,627,466    3,522,524    7,993,613     9,557,170

OTHER:
Interest on
  investments and
  other, net                  122,672      180,239      313,485       489,131

Income before provision
  for income taxes          3,750,138    3,702,763    8,307,098    10,046,301
Provision for income
  taxes                     1,434,020    1,504,088    3,290,007     4,082,159

Net income                 $2,316,118   $2,198,675   $5,017,091    $5,964,142

Net income per common
  share                         $0.20        $0.18        $0.44         $0.48

Weighted average common
  and common equivalent
  shares                   11,373,723   12,510,175   11,417,487    12,511,171

See accompanying notes.

MAIL BOXES ETC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
                                       Nine months ended January 31,
                                                1995            1994

Cash flows provided from (used for)
  operating activities:
Net income                                $5,017,091      $5,964,142

Adjustments to reconcile net income to
  net cash provided for (used for)
  operating activities:
Depreciation and amortization                773,758         795,993
Gain on sale of equipment under
  sales-type lease agreements               (509,336)       (835,598)
Loss on retirement of fixed assets           129,293               -
Changes in assets and liabilities:
Restricted cash                              267,848         748,872
Accounts and notes receivable             (6,414,395)     (4,864,354)
Assets leased to franchisees and
  inventories                             (1,554,638)     (3,654,636)
Reacquired area and center rights
  held for resale                             58,344        (376,416)
Other current assets                         613,209        (180,608)
Other assets                                   6,963        (226,336)
Accounts payable                             159,417        (369,692)
Franchisee deposit                           599,979        (734,167)
Royalties, referrals and commissions
  payable                                  1,044,213       1,038,833
Accrued employee expenses and
  related taxes                              468,665        (502,654)
Income taxes payable                         723,695           7,221
Other accrued expenses                       509,017         238,129
Net cash flows provided from
  (used for) operating activities          1,893,123      (2,951,271)

Cash flows provided from (used for)
  investment activities:
Net change in short-term
  investments                             (1,616,254)         73,940
Additions to property and equipment         (352,222)       (410,912)
Principal payments received on
  sales-type leases                        2,396,321       3,317,346
Reacquired area and center rights         (1,336,762)              -
  Net cash flows provided from
  (used for) investment activities          (908,917)      2,980,374
Cash flows provided from financing
  activities:
Borrowings under revolving loan            3,800,000               -
Repayments under revolving loan             (849,329)              -
Repurchase of common shares               (3,160,673)        (57,907)
Proceeds from the issuance of
  common shares                              272,400         425,143
Net cash flows provided from
  financing activities                        62,398         367,236

Increase in cash and cash equivalents      1,046,604         396,339
Cash and cash equivalents at
  beginning of the period                    251,055       1,344,886

Cash and cash equivalents at end of
  the period                              $1,297,659      $1,741,225

Supplemental disclosure for cash flows
 information:
Cash paid during the period for:
  Income taxes                            $3,452,164      $4,475,223
  Interest                                   $70,913         $11,328

Supplemental schedule with non-cash
  investment and financing activities:
  Equipment sold under sales-type
    lease agreements                      $2,122,235      $4,177,990
  Reacquired areas under notes payable    $1,495,000               -

See accompanying notes.

PART I - FINANCIAL INFORMATION
MAIL BOXES ETC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ITEM 1. BASIS OF PRESENTATION:

Note 1. Presentation

  The consolidated balance sheet as of January 31, 1995, the consolidated statements of income for the three-month periods and nine-month periods ended January 31, 1995 and 1994, and the consolidated statements of cash flows for the nine-month periods then ended have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the 1994 Annual Report on Form 10-K. The results of operations for the quarter and the nine months ended January 31, 1995 are not necessarily indicative of the operating results for the full year.

  Certain reclassifications have been made to prior period balances to conform to current period presentations.

Note 2. Summary of Significant Accounting Policies

Change in method of Accounting for Investments.

  The Company adopted FASB Statement No. 115, Accounting For Certain Investments in Debt and Equity Securities as of May 1, 1994. Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet. Debt securities are classified as available-for-sale and are stated at fair value, with the unrealized gains and loss, net of tax, reported in a separate component of shareholders' equity. Adoption of the new standard did not have a material effect on shareholders' equity.

Note 3. Long-Term Debt

  During the nine months ended January 31, 1995, MBE entered into a $7,000,000 line of credit with a bank. The credit agreement provides for a revolving line of credit for 24 months, which is convertible to a term loan of up to 36 months. Advances under the 24 month revolving line of credit bear interest at a rate per annum equal to, at the Company's option, a) the bank's reference rate or b) LIBOR plus 1.12%. The term loan rate is, at the Company's option a) the bank's reference rate or b) the bank's cost of funds plus 1.37%. All borrowings under this agreement are unsecured and there are no fees.

  As of January 31, 1995, the Company had borrowed $3,800,000 and repaid $849,329 resulting in a balance of $2,950,671. The money was used to make advance purchases for the national TV advertising program to obtain significantly better rates. The Credit Agreement contains restrictive and financial covenants relating to, among other things, maintenance of a minimum tangible net worth, semi-annual and annual profitability, certain other financial ratios, and cash balances. In addition, limitations are imposed on new debt.



Note 4. Litigation

  The Company has become subject to various lawsuits and claims from its franchisees and employees in the course of conducting its business. While management believes the ultimate outcome of these matters will not result in a material adverse effect on the Company's financial position or liquidity, the Company cannot accurately predict the eventual outcome of these matters. An unfavorable outcome could have a material adverse effect in the future on the Company's results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

Three months ended January 31, 1995 compared to Three months ended January 31, 1994:

  Revenues for Mail Boxes Etc. ("MBE" or the "Company") for the three months ended January 31, 1995, increased by $2,286,733 or 18% over the prior year's same quarter. Revenues from franchise fees increased by $529,479 or 38%. Revenues from individual franchise fees increased by $266,186 or 25%, compared to the three months ended January 31, 1994. Individual franchise fee revenues increased because of a 37% increase in the sale of individual franchises, 59 new individual franchises were sold in the third quarter of FY 95 as compared to 43 during the third quarter of FY 94. Revenues from sale of master licenses increased by $235,000 over the prior year's same quarter. During 3rd quarter of FY 95 master license for countries of Saudi Arabia, Bahrain, Kuwait, and Yemen was sold for $350,000. The remainder of this revenue category includes transfer and renewal fees of $179,136 and international franchise fees of $72,222.

  Revenues from royalty and marketing fees increased by $1,418,025 or 20% over the prior period. The increase in royalty and marketing fees is primarily due to the 20% same store sales increase experienced by the network during the 3rd quarter of FY 95. The increase in royalty and marketing fees is also due to the increased number of centers in operation, 2,644 at January 31, 1995, compared with 2,323 at January 31, 1994. The revenue increase was 34% due to the same store sales increase and 66% due to the addition of new centers. Revenues from the sale of supplies and equipment slightly increased by $32,192 during the 3rd quarter of FY 95. During 3rd quarter FY 95, 100 centers were opened compared to 99 centers in the same period of the
prior year.   Revenues from the company-owned and operated centers
increased by $166,721 or 55% when compared to the same quarter in FY
94. This increase is primarily due to the fact that in the first quarter of FY 95 MBE purchased an existing center in San Diego County and started operating it as Company-owned center. In addition, in 3rd quarter of FY 95 MBE opened a new center in downtown San Diego to test the concept of a center in a downtown highrise location. This program will test future strategies for MBE centers in downtown areas in which the center's business will depend largely upon the building's tenants. Currently, MBE owns 3 centers as compared to 1 in FY 94. Interest income on leases and other revenues increased by $140,316 or 13%.
This revenue category includes interest income on leases, interest on notes receivable, late fees, finance charges and various administrative fees. The primary cause of the increase was due to interest on notes receivable, which increased $159,300 or 63% over the same quarter of FY 94. This increase is primarily due to MBE's expanded financing programs to promote network growth.

  Costs and expenses for the three months ended January 31, 1995 increased by $2,181,791 or 24% when compared to the three months ended January 31, 1994. Costs of supplies and equipment decreased slightly by $31,389 or 1% as compared to the three months ended January 31, 1994. This decrease was due to a product mix with higher margins. Gross margin increased from 19% in 3rd quarter of FY 94 to 20% in 3rd quarter of FY 95.

  Franchise sales expenses increased by $387,204 or 52% in the third quarter of FY 95. This increase is primarily due to the sale of more centers which resulted in more commissions being paid to area franchisees. Commissions being paid to area franchisees increased by $177,842 or 51% over the same quarter FY 94. Expenses also increased because of expanded international support.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three months ended January 31, 1995 compared to Three months ended January 31, 1994: (Continued)


  Marketing expenses for the quarter ended January 31, 1995, increased by $328,195 or 37% when compared to the third quarter ended January 31, 1994 because of the requirements to spend more to support a larger network which increased from 2,141 domestic centers to 2,353 centers in operation at January 31, 1995. There were also increased expenditures to support the national TV advertising program launched in May, 1994.

  The increase in Franchise operations expense was $655,329 or 19% over FY 94 and reflects the increased royalties paid to the area franchise owners. The increase in royalties remitted to area franchisees was $505,394 or 17% during the third quarter FY 95 compared to the same period in FY 94. This increase is directly proportional to the 20% increase in royalty fees recognized during the third quarter, and is due to a greater number of area and individual franchise owners in the system, as well as an increase in the volume of business transacted by individual MBE centers as they mature.

  The Company Centers' costs increased by $233,763 or 81%, during the third quarter ended January 31, 1995 as compared to the same quarter of FY 94. This large increase is mostly due to having 2 additional company owned centers as compared to 3rd quarter FY 94.

  General and Administrative expenses increased by $608,689 or 42% over the third quarter of FY95. This increase is largely attributed to the growth of franchise centers in operation. These expenses will continue to grow with the domestic and international growth. As of January 31, 1995, there were 2,353 MBE centers operating domestically, and 291 MBE centers operating internationally. In addition, the Company is incurring increased litigation costs as it vigorously defends itself in various lawsuits.

  Other income decreased by $57,567 or 32% for the quarter ended January 31, 1995, compared to the quarter ended January 31, 1994. The major components of this revenue category include interest income on investments which decreased by $51,707 or 28%, due to lower interest rates, and interest expense which increased 92% as compared to 3rd quarter FY 94. The increase in interest expense was due to the payments on notes which were issued in the 1st and 3rd quarters of FY 95 in connection with the reacquisition of 3 area franchises.

  Net income increased by $117,443 or 5% and earnings per share increased by 11% for the three months ended January 31, 1995 compared to the quarter ended January 31, 1994.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (Continued)

Nine months ended January 31, 1995 compared to Nine months ended
January 31, 1994:

  Revenues for the nine months ended January 31, 1995, increased by $2,379,630 or 7% over the prior year's same period. Revenues from franchise fees decreased by $913,282 or 13% because of a significant decrease in the sale of master licenses. Revenue from master license fees decreased from $1,570,000 in the first nine months of FY 94 to $425,000 in the same period of FY 95. MBE believes that master license sales may be a less significant source of revenue during remainder of FY 95 and beyond, and that the timing of these sales will not be predictable. Individual franchise fees decreased by $60,308 or 2% compared to the nine months ending January 31, 1994 despite the 3% increase in the number of centers sold in FY 95. During the first nine months of FY 95, 220 new individual franchises were sold as compared to 213 in the same period of FY 94. The decrease in individual franchise fees was the result of increased sales of multiple centers which have lower franchise fees. Transfer and renewal fees increased by $388,327 or 400%. The increase in the renewal fees is due to more existing centers renewing their franchise agreements. The remainder of this revenue category includes international sales of individual and area franchises by master licensees for $232,891, which represents a 46% increase as compared to the first nine months of FY 94.

  Revenues from royalty and marketing fees increased by $3,156,455 or 21% over the prior period because of the increased number of centers in operation and the increase in same store sales noted earlier. The revenue increase is 33% due to new centers and 67% to same store sales increases. Revenues from the sale of supplies and equipment decreased by $751,116 or 9%. This decrease was due to the opening of fewer centers in the first nine months of FY 95. During the first nine months of FY95, 220 centers opened as compared to 262 centers in the same leases and other increased by $537,150 or 17%. The major components of this revenue category include interest income on leases, interest on notes receivable, finance charges, and various administrative fees. Interest income on notes receivable increased by $450,329 or 67% during the first nine months of FY 95 as compared to the first nine months of FY 94. Revenues from other items included in this category showed some increases in the nine months ended January 31, 1995 over the same period in the prior year.

  Costs and expenses for the nine months ended January 31, 1995 increased by $3,943,187 or 16% when compared to the nine months ended January 31, 1994. Costs of supplies and equipment decreased by $876,545 or 13% as compared to the nine months ended January 31, 1994. This decrease was due to decreases in sales as discussed above. Gross margins on supplies and equipment increased from 18% to 21% for the nine months ended January 31, 1995, as compared to the same period in the prior year. This was due to the product mix.

  Franchise sales expenses increased by $513,859 or 17% for the nine months ended January 31, 1995. This was due to increased sales and more international support.

  Marketing expenses increased by $715,894 or 26% when compared to the nine months ended January 31, 1994. Marketing expenses are expected to continue to grow as the network expands because of the requirement to spend 1 percent of the gross revenues from the system for marketing and development of the network.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (Continued)

Nine months ended January 31, 1995 compared to Nine months ended
January 31, 1994:

  The increase in franchise operations expense was $1,368,001 or 17% over FY 94. This increase is mostly due to an increase in royalties paid to area franchise owners which were $7,335,900 for the nine months ended January 31, 1995 compared to $6,213,878 in the same period last year. This increase is directly proportional to the 20% increase in royalty and marketing fees recorded.

  The Company Centers' costs increased by $421,329 or 52%, during the nine months ended January 31, 1995. This increase is due to the additional centers and the increase in centers as discussed above.

  Administrative expenses increased by $1,800,649 or 46% over the prior nine month period ended January 31, 1994. This increase is due to the growth of franchise centers in operation and increased litigation expenses as discussed above.

  Other income (interest on investments and other) decreased by $175,646 or 36% for the nine months ended January 31, 1995, compared to the nine months ended January 31, 1994, due primarily to the decline in interest rates and increase in interest expense as discussed before.

  Net income decreased by $947,051 or 16% and earnings per share decreased by 8% for the nine months ended January 31, 1995 compared to the nine months ended January 31, 1994.

LIQUIDITY AND CAPITAL RESOURCES

  Working capital at January 31, 1995 was $22,706,298 compared to $24,101,905 at April 30, 1994. The decline in the working capital during the first nine months of FY 95 was the result of the Company's decision to repurchase MBE stock and some existing area franchises. During the first nine months of FY 95, MBE repurchased 369,000 shares of stock for approximately $2,888,000 and reacquired 3 existing area franchises for approximately $2,800,000. At the end of February 1995, MBE also repurchased an additional 100,000 shares of MBE stock at a purchase price of $9.75 per share. During 2nd quarter of FY 95, MBE obtained a $7,000,000 line of credit from a bank. Currently, MBE is using approximately $2,950,000 of the line of credit to advance the National Media Fund for national advertising programs.

  The Company believes it has adequate financial resources for its present and projected operating requirements. The Company has become subject to various lawsuits and claims from its franchisees and employees in the course of conducting its business. While management believes the ultimate outcome of these matters will not result in a material adverse effect on the Company's financial position or liquidity, the Company cannot accurately predict the eventual outcome of these matters. An unfavorable outcome could have a material adverse effect in the future on the Company's results of operations.

PART II - OTHER INFORMATION

ITEM 1   LEGAL PROCEEDINGS

  In connection with the suits entitled Helm et al. v. Mail Boxes Etc. and Mail Boxes Etc. USA, Inc. v. B.J. Postal Services Corporation, which involved claims by approximately 18 individual franchise owners as described in the Company's Form 10-K Report for the year ended April 30, 1994, the parties have continued with preliminary discovery efforts. In February 1995, the Court indicated that in an effort to help resolve the cases it will proceed with test trials for three, and possibly four, of the individual franchisees. These cases are not expected to go to trial before July 1995.

  In connection with the suit entitled Conklin, et al v. Mailboxes Etc. USA, Inc., which was described in the Company's Form 10-Q Report for the quarter ended October 31, 1994, the Company's motion requesting the Court to dismiss certain claims and certain of the plaintiffs was granted in part and denied in part. One franchisee plaintiff was dismissed from the action and the claims of another franchisee plaintiff were dismissed with an opportunity to amend. The remainder of the franchisee plaintiffs were also granted an opportunity to replead their fraud claims with greater specificity and to replead the majority of their contract-based claims to state a cause of action.

  As previously noted in the Company's 10-K Report for the fiscal year ended April 30, 1994, the Company has also become subject to various other lawsuits and claims from its franchisees and employees in the course of conducting its business. An estimate of the possible loss or range of loss from the adverse disposition of all of the lawsuits and claims against the Company cannot be made, but any such loss could have a material adverse effect on the Company's results of operations. Management does not believe, however, that any such loss would result in a material adverse effect on the Company's financial position or liquidity.

ITEM 6
(b).     REPORTS ON FORM 8-K

  No reports on Form 8-K were filed during the quarter ended January
31, 1995.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAIL BOXES ETC.
Registrant




By:     A.W. DeSio                     Date:   3-13-95
        Anthony W. DeSio
        Chief Executive Officer




By:     G.S. Grahn                     Date:   3-13-95
        Gary S. Grahn
        Chief  Financial Officer