Form 10-K
period 1995-04-30
MAIL BOXES ETC
filed 1995-07-25
CIK 791014

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                       ------------------

                            FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 1995
                          --------------

                               OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ___________________

                  Commission file number 0-14821
                                         -------

                            MAIL BOXES ETC.
         -------------------------------------------------------
         (Exact Name of Registrant as specified in its charter)

              California                        33-0010260
       -------------------------------      --------------------
       (State or other jurisdiction of      (I.R.S.  Employer
       incorporation or organization)       Identification No.)

6060 Cornerstone Court West, San Diego, California      92121-3795
- --------------------------------------------------      ----------
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code: (619)455-8800
                                                    -------------
Securities registered pursuant to Section 12(b) of the Act: None
                                                            ----
                                   Name of each exchange on which
   Title of each class                       registered
   -------------------             ------------------------------
            N/A                                 N/A
   -------------------             ------------------------------

Securities registered pursuant to Section 12(g) of the Act:

                  Common Stock: No par value
- -----------------------------------------------------------------

                       (Title of class)
                       ----------------


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                           ---    ---


     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the Common Stock of the Registrant held by nonaffiliates of the Registrant on July 3, 1995, was approximately $61 million. The aggregate market value was computed by reference to the closing sale price for shares of the Common Stock of the Company on such date and excludes, for the purpose of this calculation, shares held beneficially by officers, directors, and ten percent shareholders.

     The number of shares outstanding of the Registrant's Common
Stock, no par value, as of July 3, 1995 : 11,089,471 shares.

                 DOCUMENTS INCORPORATED BY REFERENCE.

     Portions of Registrant's Annual Report to Shareholders for the year ended April 30, 1994 are incorporated by reference into Parts II and IV of this report. Portions of the Registrant's definitive proxy statement for its Annual Meeting of Shareholders, to be held August 26, 1994 are incorporated by reference into Part III of this report.

                             PART I

                        ITEM 1 : BUSINESS
                        -----------------
     Mail Boxes Etc. ("MBE" or "Company") is the nation's largest franchisor of neighborhood postal, business, and communication service centers ("MBE Centers"). The Company offers both individual franchises and area franchises in the United States and master licenses in foreign countries. A typical MBE Center offers mail and parcel receiving, packaging, and shipping services through a number of carriers and provides small businesses with a wide range of products and services. These products and services generally include telephone message service, word processing, copying and printing, office supplies and communications services. Communications services typically include fax, voice mail, pagers, and wire transfers of funds. In addition, MBE Service Centers usually offer convenience items such as stamps, packaging supplies, stationery supplies, keys, passport photos, and film processing.

     The Company provides its franchise owners and licensees with a system of business training, including instruction at MBE University, assistance in site selection, marketing, and advertising programs. Area franchisees are granted the exclusive right to sell individual franchises for the Company in their areas and also provide start-up assistance and continuing support for individual franchises within that area.

     The Company sells Master Licenses in foreign countries under which the Master Licensee obtains the exclusive right to develop and operate MBE Centers in one or more foreign countries and the right to sell franchises to others who, in turn, own and operate individual MBE Service Centers. The Company also offers licenses to own and operate individual MBE Service Centers in foreign countries where no master license has yet been sold for that country.

     The Company was incorporated in California in November 1983. By January 1, 1984, it had acquired all of the outstanding stock of Mail Boxes Etc. USA, Inc. ("MBE-USA"). MBE-USA was incorporated in May 1980, and has been developing and franchising the MBE Service Center concept since that time. MBE Service Corp. ("MBESC") was incorporated in August 1990 as a wholly owned subsidiary of the Company to develop and provide new services to the MBE Network.
All such services to the MBE Network are currently being provided through MBE-USA, and MBESC is presently inactive. Mail Boxes Etc. is a holding company with no operations, except to the extent of providing certain executive management services to MBE-USA. The "Company" or "Mail Boxes Etc." refers to Mail Boxes Etc., together with its wholly owned subsidiaries, MBE-USA and MBE Service Corp., unless the context otherwise indicates.

     As of June 1, 1995, the Company employed approximately 170 full time regular and 15 contract employees.

Stock Acquisition by United Parcel Service
- ------------------------------------------

     On October 3, 1990, United Parcel Service of America, Inc. ("UPS") purchased 1,066,666 shares of Company stock for an all cash price of $10.1 million or $9.47 per share and warrants, exercisable over a three year period, to purchase an additional 1,066,667 shares of MBE common stock, for an all cash price of $1.168 million. On October 3, 1991, UPS exercised its first warrant to acquire 355,555 shares for an all cash price of $3.6 million and on October 3, 1992 UPS exercised its second warrant to acquire an additional 355,555 shares for an all cash price of $4.3 million. The third and last set of warrants to purchase an additional 355,555 shares of stock for an all cash price of $5.2 million was not exercised and expired on October 3, 1993. UPS now has an approximately 16.4% equity interest in MBE.


In accordance with the terms of the Stock and Warrant Purchase Agreement, as amended ("Agreement"), UPS is restricted from acquiring more than 35% of the Common Stock of MBE at any time prior to October 3, 1995, except that upon the occurrence of certain events, this 35% restriction may be lifted. All share amounts and per share prices set forth above are adjusted to reflect a 4 for 3 split of MBE's common stock which was paid on April 12, 1991 and a 2 for 1 split of MBE's common stock which was paid on April 13, 1992.

     Under the Agreement, UPS is also permitted to name a designee to MBE's Board of Directors. All of the funds received from UPS for the purchase of stock and the exercise of warrants have been, and are expected to be, used to finance the development of the MBE system.

Products and Services Provided
- ------------------------------
     The typical MBE Center offers a broad range of services and products for personal and business support, communications services and convenience items and services. The use and importance of particular services and products vary substantially at individual Centers. Prices for services and products are set by the individual franchise owners and depend on competitive conditions in their respective franchise locations. Major services and products offered at MBE Centers include the following:

     PRIVATE MAIL AND PARCEL RECEIVING SERVICES. A typical MBE Center can service a large number of mail service customers at rates typically ranging from $10.00 to $30.00 per month. The mail receiving service is accessible to the customer 24 hours a day. In addition to the private mail receiving service, MBE Centers provide certain value-added services, including "Telephone Mail-Check," which enables customers to check the status of their mail by phone, and "Expedited Mail-Forwarding" which allows customers to request by telephone that specific pieces of mail be immediately forwarded to them at another location. MBE Centers act as receiving agents for parcels shipped to their customers through the U.S. Postal Service, United Parcel Service, and other express carriers.

     SHIPPING. MBE Centers also offer shipping service through UPS and other carriers, and can assist the customer in selecting the most appropriate and effective method of sending parcels. MBE Centers advise customers as to the packaging requirements of the various carriers, provide packaging of items for shipment, and sell packaging materials and postal supplies.

     BUSINESS SUPPORT PRODUCTS AND SERVICES. Businesses of all sizes and small office/home office workers are often major users of an MBE Center. A small business typically cannot afford its own mail room and shipping department nor can it afford to incur the overhead expense associated with running a fully equipped office. MBE Centers provide a small business with a variety of business services and products such as telephone message service, notary public, word processing, copying and printing services and office supplies through a national vendor.

     COMMUNICATIONS SERVICES. MBE Centers offer customers a wide range of communications services such as fax, voice mail, pagers, and wire transfer of funds. Facsimile machines are required in all MBE Centers and provide both fax transmission and reception services for customers.

     CONVENIENCE ITEMS AND SERVICES. MBE Centers generally offer convenience items such as postage stamps, envelopes, rubber stamps, passport photos, film processing, and key duplication, as well as office supplies, greeting cards, and other related gift items.

THE MBE CENTER FACILITY
- -----------------------

     The typical MBE Service Center is an 800 to 1500 square foot facility. MBE Centers are generally located in highly visible locations in strip centers or in high foot traffic downtown areas.

     The standardized design of new Centers is used to control and improve Center appearance. The Company has a computerized design department which utilizes custom computer aided drafting and design
(CAD) programs to improve the efficiency of MBE Center layouts. Layout of Centers basically consists of a customer area in front with 24 hour accessible mailboxes and copying area, and a secured service/retail lobby adjacent. The rear area contains equipment, package storage, and work areas. Actual construction of each Center is arranged and paid for by the individual franchise owner. The Company provides limited financing to qualifying franchisees through its equipment leasing program to enable franchise owners to construct and equip new MBE Centers. As of April 30, 1995, the Company was providing financing to approximately 1,355 of its individual franchise owners under its leasing program.

     The Company has made arrangements with several national vendors which manufacture display and cabinetry fixtures, making them more readily available for timely distribution and facilitating the uniform appearance of the Centers. Design compliance is monitored by the Company, and research and development efforts are being continued to improve efficiency, productivity and profitability of the Centers.

     To assist new franchise owners in the construction of their MBE Centers, the Company has developed a prefabricated modular design package, which includes walls, cabinets, display systems and other fixtures. The modular design construction package, which can be shipped directly to the site of the new Center, expedites construction, helps control costs, and assists in maintaining a standard appearance for all MBE Centers.

SOFTWARE DEVELOPMENT
- --------------------

     The Company has developed and continues to develop software programs designed to assist franchisees in the operation of their businesses and to reduce the volume of paper transactions. With MBEnet, a wide area network that links each MBE Center with every other MBE Center and the Company, each user is able to communicate in a paperless environment. A customized manifesting system has also been developed for use in each MBE Center to control the package handling and shipping operations.

     In FY95, the Company developed a customized accounting system that automates the accounting functions of an MBE Center. The new customized accounting system will be released during FY96 for use in MBE Centers.


DOMESTIC FRANCHISE DEVELOPMENT
- ------------------------------

     In the United States, the Company offers both individual and area franchises with protected franchise areas or territories. MBE Centers are currently located in all 50 states, including the District of Columbia and Puerto Rico. The typical franchise area for an individual franchise generally contains a population of approximately 15,000 to 30,000, while area franchises generally encompass a minimum population of approximately 250,000. Area Franchisees are granted exclusive rights to sell individual franchises in their protected areas and provide start-up assistance and continuing support to the individual franchise owners in those areas. The Company locates franchise owner prospects through advertising, referrals from existing franchise owners, and the marketing efforts of the Company's Area Franchise owners and other independent contractors.

     The following table sets forth the number of individual franchises sold for each of the years indicated by the Company and by the Area Franchisees.

                   INDIVIDUAL FRANCHISES SOLD BY:
                   ------------------------------
     Fiscal Year     Company     Area Franchisees     Total
     -----------     -------     ----------------     -----
        1990           93               194             287

        1991           90               197             287

        1992           75               232             307

        1993           34               300             334

        1994           24               246             270

        1995           23               289             312


     The Company believes that there is still substantial opportunity for expansion, and in FY95, 312 new individual franchises were sold. The MBE Area Franchise Network in the United States is essentially built out and the Company does not expect to receive any additional material revenues from the sale of additional Area Franchises in the United States. However, the Company will continue to sell smaller additional territories to existing Area Franchisees who wish to expand and increase the size of their existing Area Franchise exclusive territories.

     NEW FRANCHISE MARKETING PROGRAMS. Several new programs have been designed and implemented to assist the Company to achieve its goal of 5,000 MBE Centers worldwide by the year 2000. These programs include the Conversion Store Program, which targets potential independent operators in the industry to convert to an MBE franchise; the Host Store concept which locates MBE Centers within another retail environment; the Corporate Tour Program, in which potential franchisees are invited to attend a tour of the Corporate headquarters in San Diego and receive formal presentations by key departments; and the National Business Opportunity Month involving national advertising and local area business opportunity seminars. The Company ended its VetFran Program in FY95, but continues to provide special financing to assist retired or discharged U.S military personnel in purchasing an MBE Franchise. During FY95, the Company assisted 12 veterans in purchasing MBE Franchises, easing the transition from the military to the private sector. The Company also provides a PostFran Program to assist displaced or retired postal workers in purchasing an MBE Franchise. During FY95, the Company assisted one former postal worker in purchasing an MBE Franchise.

     INTERNATIONAL DEVELOPMENT. The Company's first international Master License was sold in 1988 for the license rights to open MBE Centers in Canada. There are currently 16 MBE area franchises in Canada, and the Canadian MBE Master Licensee recently celebrated the opening of the 140th MBE Center in Canada.

     MBE now has Master Licensees in 47 countries and territories, including Australia, Brazil, France, Italy, Mexico, Spain, the United Kingdom, several countries in Asia, and most countries in the Middle East and South America. A total of approximately 79 Area Franchises have been sold by the MBE Master Licensees. There are now over 325 MBE Centers operating outside of the United States under the direction of the MBE Master Licensees and the Network remains in its early stages of international development.

     Although the MBE concept has been proven in the United States, the concept sometimes develops more slowly in other countries due to a variety of market and operational factors. The MBE Master License that was sold in Japan in 1989 was re-acquired by MBE 3 years later. The Company also reversed the sale of the MBE Master License for Germany. Both of these situations were due to the Master Licensees' failure to effectively implement MBE business systems in the local markets. MBE Canada also experienced similar difficulties in its early stages, but following a transfer of the license, the MBE network in Canada is growing steadily under its current master licensee, who took possession of the Canadian master license in 1990. The Company remains confident of the viability of the MBE concept internationally and is continuing its discussions with interested parties in other countries concerning the purchase of MBE master licenses.

     FRANCHISE AGREEMENTS AND FEES. Each individual franchise owner in the United States enters into a franchise agreement with the Company. The individual franchise agreement requires payment of an initial franchise fee, which is currently $24,950.
Individual franchise owners pay a monthly royalty of 5 percent of gross revenues, with the exception of certain items having low profit margins, such as stamps and monies held in trust (for example, Western Union and American Express money orders) upon which the 5 percent royalty relates only to gross profit margins. In addition, under Franchise Agreements signed prior to approximately June 1, 1994, individual franchise owners were required to pay a common advertising fee of 2 percent of monthly gross revenues. One half, or 1 percent, of those fees are used as a marketing fund by the Company for the development of advertising and marketing materials to increase sales at MBE Centers and to promote the MBE Network, and the other half was held in trust by the Company for the benefit of the franchise network and disbursed to the local MBE advertising associations as matching funds for specific common advertising programs. By early FY95, over 85% of the MBE franchise owners had agreed to amend their franchise agreements to increase their advertising marketing contributions by an additional 1.5% for the duration of a national advertising test program which was scheduled to end November 30, 1996. The Company expects that a significant majority of Franchise Owners will elect to continue support of the national advertising (National Media Fund Program) thereafter. The total marketing/media fees now total 3.5% of gross revenues (as contrasted to 2% previously) and a portion of these funds amounting to 2.5% are contributed to the National Media Fund, which is discussed in more detail below. All new MBE individual franchisees sign franchise agreements providing for marketing/media fees of 3.5% of gross revenues. By the end of FY95, over 90% of the MBE Center Owners were participating in the National Media Fund.

     The franchise agreement has an initial term of ten years, and currently provides the franchise owner with an option to renew for additional ten year terms. With the approval of the Company, the franchise owner has the right to sell the Center and to transfer and assign the franchise agreement. The Company has a right of first refusal to purchase the Center in the event of a proposed sale.

     The area franchise agreement requires an initial franchise fee based upon several factors, including population and other demographic factors in the designated geographic region. A significant portion of the area franchise fee, up to 50%, is often financed by the Company under a promissory note at market rates of interest, with the note typically being paid over three to five years.

     In addition to payment of the area franchise fee, Area Franchise owners are also required to own and operate an MBE Center for which they pay the standard $24,950 individual franchise fee. After receiving training from the Company, the Area Franchisee assumes responsibility for individual franchise marketing, site selection, facility construction, in-store training and continuing local support of the individual franchise owners in the Area Franchisee's exclusive area. The Company believes the terms of the area franchise agreement provide the Area Franchisee with guidelines and incentives to develop and maintain good relationships with the individual franchise owners. By using the area franchising concept, the Company believes that it has achieved a more rapid growth rate than would have been possible if the Company were required to perform all of its franchise marketing and support services throughout the country.

     Forty percent (40%) of individual franchise fees are paid as commissions to the Area Franchisee and the remaining sixty percent (60%) is retained by the Company. The individual franchise royalty fee of five percent (5%) is divided equally between the Company and the Area Franchisee. All franchise fees and royalties are paid directly to the Company, and the appropriate portion is then remitted to the Area Franchisee. For individual franchise centers in locations which have not yet been sold to an Area Franchisee, all fees and royalties are retained by the Company.

     As of April 30, 1995, the Company was providing financing for approximately 58 area franchisees who met MBE's qualifying requirements. Generally, this financing is for approximately one-half of the value of the Area Franchise. None of the Area Franchisees are affiliates of the Company, although the Company has in the past re-purchased several Area Franchises and may resell them or operate them as Company-owned Area Franchises. In connection with the sale of new Area Franchises, the Company expects to continue its practice of financing a portion of the franchise fee for qualified Area Franchisees. In FY95 the Company purchased selected areas from existing Area Franchisees. These purchases will provide the Company with the benefit of the full amount of royalties and receipt of sales commissions from the sale of new franchises in those areas.

     FRANCHISE SUPPORT. Although the Company's franchise agreements contain provisions designed to assure quality of operation, the Company has less control over franchise operations and personnel than it would if it owned and operated each MBE Center. The Company, therefore, attempts to continuously improve and standardize the operating methods it recommends to its franchisees. The Company's Training Department currently offers individual franchise owner, Area franchisee, and international training programs. MBE University opened in August 1989 at the national training facility located at the Corporate offices in San Diego. The University ("MBEU") curriculum focuses on small business management skills. Basic retail, computer, sales, telephone and customer service skills are taught in addition to business planning. A series of both audio and videotapes have been produced to help train new franchise owners and their employees.

     The individual Franchise Owner training program is mandatory for all new franchisees, purchasers of existing centers (transferees), and conversions from independents to MBE Centers. The individual Franchise Owner training program currently consists of three days of observing operations in an MBE Center, two weeks of classroom instruction, and one week of in-center hands-on training. Upon successful completion of the intensive training program, a "Masters in Business Excellence" (MBE) is awarded. The Company currently owns three MBE Centers located in San Diego, California, which are used to test market new products and services. These Company Centers may also be utilized for in-store work experience of new franchise owners who do not have an Area Franchise owner.

     PRODUCT MARKETING. The Company has developed a comprehensive advertising kit, which consists of a series of advertising copy artwork and similar promotional materials that can be combined by the franchise owner to create a wide variety of newspaper and magazine advertisements and flyers. In addition to the advertising kit, the Company has created radio and television advertisements, numerous pamphlets and flyers, and in-store posters for franchise owners. Advertising generated by franchise owners is reviewed by the Company to assure proper use of logos, trademarks and service marks. The Company uses a system of pilot field testing of products and marketing techniques to improve franchisee sales and margins.

     NATIONAL MEDIA FUND. As of the end of FY95, over 90% of the MBE Centers were signed up for a 30 month test program to fund a national advertising program involving advertising on national broadcast media. To finance the national advertising program, the Company in FY94, with the consent and approval of over 85% of the MBE Network, agreed to establish a National Media Fund. Under this test program, each participating MBE franchisee agreed to increase its aggregate marketing media contributions from 2% of revenues subject to royalty to 3.5% of revenues subject to royalty. Of the 3.5%, 1% will continue to be used as a marketing fund, and 2.5% will be contributed to the National Media Fund to be used for national broadcast media advertising. This advertising is designed to target consumers, as well as small and home-based business operators, in order to increase MBE Center traffic and attract new customers.

     NATIONAL ACCOUNT CLIENTS. The Company has developed a "TOTAL SERVICES PROGRAM" for National Accounts in which both the customers and employees of national corporations can avail themselves of the services and products of MBE Centers across the country to obtain access to a large nationwide network of MBE Center locations. The Company currently has national account agreements with a number of major corporations, including Xerox, Hewlett-Packard, Canon U.S.A., Ricoh, Nintendo, Philips Consumer Electronics, Thomson Consumer Electronics, Panasonic, Insurance Express, Toshiba, and Mita Copystar. The services commonly offered are as follows:

     PACKING AND SHIPPING - Designed to support the equipment maintenance and repair service industry, the program offers nationwide locations for customers and employees to drop off products to be packed and shipped for maintenance/repair and to receive the serviced products at MBE locations for pickup. This service also supports the needs of field technicians and sales representatives. The program adds significant value to the national accounts as an extension of their service organizations while supporting the need to consolidate operations and improve cost-efficiency.

     BUSINESS COMMUNICATIONS - Directed at financial institutions such as insurance companies, major banks and credit card companies, the program offers a nationwide network of locations where customers and employees may receive, review, sign and return documents at a conveniently located MBE Center.

     MERCHANDISE RECEIVING AND PRODUCT DISTRIBUTION - Directed at the catalog and mail order industries, this program offers nationwide locations for customers who want a local MBE Center to receive parcels and hold for pickup.

     MBE CORPORATE CARDS FOR OFF-SITE OFFICE NEEDS - Targeted at companies with large field technical and/or sales organizations, the program offers a logistics and off-site office network and is also designed to support the office and depot needs of the corporate employee operating out of a home office. The MAIL BOXES ETC. "TSP" (Total Services Program) corporate card authorizes national account employees to purchase products and services at MBE Centers nationwide under national contract pricing, standardized procedures and centralized billing. Companies such as Hewlett-Packard have signed up with the MBE TSP card, recognizing the value of increased productivity and improved cost-efficiencies.

     AIRLINE TICKET DISTRIBUTION. During FY93, the Company began a test program for the distribution of airline tickets from local MBE Centers. The Company entered into agreements with the Airline Reporting Corporation, United Airlines, USAir, American Airlines and various travel agencies, and began a test pilot program in Los Angeles in the summer of 1993. The test program was expanded to include San Francisco, Denver and Chicago. However, because of the relatively low volume of tickets sold and the emergence of "ticketless travel" by various airlines, the Company decided to discontinue the program during FY95.


     COPYRIGHT, TRADEMARKS, SERVICE MARDS. The Company is the owner of federal and, where appropriate, state registered trademarks and servicemarks, which include Mail Boxes Etc., Mail Boxes Etc. USA, MBE, Minute Mail, MBE and World Globe Design, The Post Office Alternative, MBE and Square Globe design, Money Back Express, Minutemail, Big Or Small, We Ship It All, and TicketNet. The Company has also developed various symbols or icons representing MBE services and has obtained copyright registration for those symbols. The Company filed for trademark registration for the servicemarks America's Premier Service Distribution Network; It's Not What WE Do, It's How We Do It, We're The Biggest Because We Do It Right, and plans to file for trademark protection for other marks as developed. The Company is aware of a few limited geographic areas in which the use of the Mail Boxes Etc. name by others apparently predates the Company's rights, but does not consider such areas material to the future expansion of the Company's business. The Company has also applied for registration in foreign countries where it has expanded and plans to expand the MBE Network. In Canada, the Canada Post Corporation is opposing the Company's registration of its Marks and the Company has instructed its Canadian trademark counsel to resist the opposition and proceed with the registration efforts.


     COMPETITION. The Company faces competition primarily from independent service centers or smaller franchising chains offering similar services. The elements of the Company's franchising approach and the operations of an MBE Center are not unique or patentable and can be imitated by others. In addition, the Company believes that companies with substantially greater resources and marketing capability could readily enter the market and eventually provide substantial competition on a national basis.

     The Company does not view the U.S. Postal Service or other foreign postal services as direct competitors. Although the Company offers similar services, such as private mail receiving service and parcel handling, neither the U.S. Postal Service nor foreign postal services generally offer ancillary business support, communications and personal services offered by MBE Centers. However, the Company cannot predict future programs, if any, that the United States Government or foreign governments might add to existing postal service operations. Canada Post Corporation, for example, has announced plans to sell franchises similar to the United States Postal Service contract stations. While the U.S. Postal Service contract stations, in the past, have not been a significant competitive threat to MBE Centers in the United States, the U.S. Postal Service has begun to establish facilities which have a similar appearance to MBE Centers and, in some cases, provide similar services, including packaging and shipping.

     GOVERNMENTAL REGULATION. The Federal Trade Commission has adopted a rule that requires franchisors to make certain disclosures to prospective franchise owners prior to the offer or sale of franchises. This rule requires the disclosure of information necessary for a franchise owner to make an informed decision as to whether to enter into a franchise relationship and delineates the circumstances in which franchisors may make predictions on future sales, income and profits. Failure to comply with this rule constitutes an unfair or deceptive act or practice under the Federal Trade Commission Act.

     Numerous states have in recent years adopted laws regulating franchise operations and the franchisor - franchisee relationship, and similar legislation is pending in the U.S. Congress and several other states. Existing laws and pending proposals vary from filing and disclosure requirements in the offer and sale of franchises to the application of statutory standards regulating the establishment and termination of franchise relationships. These laws generally apply to both area and individual franchises. Although the foregoing matters may result in some modification in the Company's franchising activities and some delays or failures in enforcing certain of its rights and remedies under certain area or individual franchise agreements, such modifications, delays or failures have not had a material adverse effect on the Company's operations or business. However, the law applicable to franchise operations and relationships is still developing, and the Company is unable to predict the effect, if any, on its operations of additional requirements or restrictions that may be enacted or promulgated or of court decisions that may be adverse to the franchise industry.

ITEM 2 : PROPERTIES
- -------------------

     Currently the Company's executive offices are located in a 60,000 square-foot three-story office building. Approximately
3,000 square feet of space is leased to other tenants.   The
Company purchased the building during fiscal year 1992 for $3.2 million and built out the building at a cost of approximately $1.9 million. The Company believes the building will be adequate to accommodate its current employees and any near term expansion.

     The Company operates a warehouse and one storage facility which provide approximately 10,000 square feet. The Company pays a base rent of $3,975, subject to annual formula increases, for the warehouse storage facilities.


ITEM 3 : LEGAL PROCEEDINGS
- --------------------------

     In November 1988, a suit styled Kellert v. Mail Boxes Etc. USA et al. was filed in New York State Supreme Court (trial court for New York County), by one of the Company's franchisees against the Company, an Area Franchisee, and several individual officers of the Area Franchisee. Plaintiff seeks rescission of the franchise agreement and damages in excess of $425,000, alleging that the defendant Area Franchisee failed to provide plaintiff with an offering prospectus in violation of New York State franchise law and made false representations regarding revenues, earnings and profits from both existing and new franchise centers.

     In response to the Company's prior termination notice to the plaintiff franchisee for non-payment of royalties, the plaintiff franchisee also secured a temporary restraining order pending their motion for a preliminary injunction to prevent the termination of the franchise. In December 1988, the plaintiff dropped its request for a preliminary injunction to prevent termination of the franchise. Plaintiff thereafter abandoned its franchise center and acknowledged the termination of the franchise agreement. The franchise center has been sold to a new franchisee and the defendants have dropped their counter claims against the Plaintiff as part of the Agreement regarding the sale of the store and disposition of the sales proceeds. Depositions have been taken, but the case is still in the discovery stage. In January 1993, the case was taken off the civil active list by the court. The Plaintiff filed a motion to restore the case, and the Company has opposed the motion. The defendants believe the suit is without merit and will vigorously defend against it.

     In October 1993, a suit entitled Helm et al. v. Mail Boxes Etc. was filed in Superior Court in San Diego, California, by nine individuals claiming to be current or former franchisees against the Company. The plaintiffs alleged fraud in the inducement, concealment, breach of contract, unfair business practices, breach of fiduciary duty, and breach of the implied covenant of good faith and fair dealing and sought general and punitive damages, injunctive relief and restitution. By stipulation of the parties, this action was consolidated for discovery with a prior action entitled Mail Boxes Etc. U.S.A., Inc. v. B.J. Postal Services Corporation, which was a suit by the Company against a franchisee in South Carolina to collect royalties and other fees from the franchisee. That suit was brought by the Company in Superior Court in San Diego, California in April 1993. The defendant franchisee in that case filed an Answer and Cross-Complaint against the Company making the same general allegations as made in the above case, Helm et al. v. Mail Boxes Etc.

     The Company filed a demurrer to the defendant franchisee's Cross-Complaint in B.J. Postal Services, and the Court dismissed the defendant's causes of action for fraud, breach of contract, and breach of the implied covenant of good faith and fair dealing, but granted the defendant leave to amend their Cross-Complaint. The Court dismissed the breach of fiduciary duty claim without leave to amend but refused to dismiss the unfair business practice claim.

     On November 29, 1993, the defendant franchisee in B.J. Postal Services filed a second Amended Cross-Complaint, to which the Company unsuccessfully demurred. The Company filed an answer and discovery has commenced.


     On November 30, 1993, the plaintiff franchisees in Helm, filed an Amended Complaint, in which three additional franchisee plaintiffs were added. Pursuant to an agreement between counsel, on March 1, 1994, plaintiff franchisees in Helm filed a Second Amended Complaint adding six additional franchisee plaintiffs. On April 15, 1994, the Company filed an Answer and a Cross-Complaint against a majority of the franchisee plaintiffs seeking relief for breach of contracts, breach of equipment leases, indemnity, inducing breach of contract, tortious interference with contractual relations and common counts. The cross defendants have filed an Answer. The Company has resolved the dispute with one of the Franchisee plaintiffs who has since dismissed his claims against the Company.

     Preliminary discovery efforts have continued in the Helm and B.J. Postal Services suits, which involve claims by approximately 18 individual franchise owners. In an effort to help resolve the cases, the Court indicated that it will proceed with test trials for four of the individual franchisees. Those cases are now expected to go to trial in February 1996.

     In August 1994, a suit entitled Conklin, et al. v. Mailboxes
Etc. USA, Inc. was filed in Superior Court of California, in San
Diego County, by a group of nine present and former franchisees.

     The complaint alleges fraud in the inducement/concealment, breach of contract, unfair business practices, and breach of the implied covenant of good faith and fair dealing. Before filing an answer, the Company filed a motion in this action asking the court to dismiss certain claims and certain of the plaintiffs as improper. Each of the plaintiffs is seeking compensatory damages in an unspecified amount, punitive damages, and damages for emotional distress.

     The Company's motion in the Conklin suit requesting the Court to dismiss certain claims and certain of the plaintiffs was granted in part and denied in part. One franchisee plaintiff was dismissed from the action and the claims of another franchisee plaintiff were dismissed with an opportunity to amend. The remainder of the franchisee plaintiffs were also granted an opportunity to replead their fraud claims with greater specificity and to replead the majority of their contract-based claims to state a cause of action.

     The claims in Conklin are essentially the same as the claims made in the Helm and B.J. Postal Services cases, all of which have been brought on behalf of the franchisees by the same attorney. All of those cases are before the same trial judge in San Diego Superior Court. The pleadings by the Plaintiffs in Conklin have not been finalized and the Company has not yet answered or filed a Cross-Complaint.

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

ITEM 4 : SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- ------------------------------------------------------------

     No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 1995.

ADDITIONAL ITEM: EXECUTIVE OFFICERS OF THE REGISTRANT
- -----------------------------------------------------

The executive officers of the Company are as follows:

     Name             Age              Position
     ----             ---              --------
Michael Dooling        50              Chairman of the Board
                                       of Directors

Anthony W. DeSio       65              Vice Chairman, President and
                                       Chief Executive Officer.

Roger A. Peters        49              Assistant to the President

Robert J. DeSio        60              Vice President - Franchise
                                       Services

Gary S. Grahn          51              Vice President - Finance and
                                       Administration and
                                       Chief Financial Officer

Fred L. Morache        52              Vice President - Business
                                       Development

Bruce M. Rosenberg     48              Vice President, General Counsel
                                       and Secretary

William Lange          48              Vice President - Marketing

Ralph R. Askar <F1>    50              Vice President - Franchise
                                       Development


Kenneth C. Sully <F2>  45              Vice President - Franchise
                                       Development

     Anthony W. DeSio and Robert J. DeSio are brothers.

<F1>
Assumed position June 19, 1995

<F2>
Resigned position effective April 30, 1995

     Officers serve at the pleasure of the Board. Biographical information concerning Messrs. Michael Dooling, Anthony W. DeSio, and Robert J. DeSio is set forth under the caption "ITEM NO. 1 - ELECTION OF DIRECTORS - BIOGRAPHICAL INFORMATION" in the Company's definitive Proxy Statement for its Annual Meeting of Shareholders to be held August 25, 1995, and is incorporated by reference herein.

     Roger A. Peters joined MBE as Assistant to the President in January 1995. Prior to joining MBE, Mr. Peters served in a variety of management functions with Health and Tennis Corporation of America, the owner/operator of some 350 fitness centers located throughout North America where he worked since 1990. From 1986 to 1990 Mr. Peters served as President of Developrise Incorporated, a franchisee/sub-franchisor of two different nationally known restaurant concepts and one national service concept. Before that, Mr. Peters served as Director, Domestic and Foreign Development at Burger King Corporation, an international restaurant chain. Mr. Peters has over twenty-five years of retail and franchise system management experience. Mr. Peters has a Bachelor of Arts Degree in Business Administration from Cleary College and received a postgraduate degree in Real Estate from the University of Michigan.

     Gary S. Grahn joined the Company on July 1, 1992, as Vice President, Finance and Administration and Chief Financial Officer. Prior to joining the Company, Mr. Grahn was Vice President, Director of Finance and Administration for Photon Research Associates, Inc. in San Diego, California, where he had worked since 1985. Mr. Grahn has twenty years experience in finance and administrative positions and eleven years in financial management positions. Mr. Grahn received a Bachelor of Business Administration degree in Business and Economics and an MBA in Finance and Marketing from California Western University, and a Certificate in Information Systems from the University of California in San Diego.

     Fred L. Morache joined the Company as Vice President of Marketing in September 1989. Prior to joining MBE, Mr. Morache had his own advertising and marketing consulting firm. From 1985 to 1989 he was Vice President of Advertising for Coldwell Banker Residential Real Estate, a national franchisor of real estate offices. Mr. Morache also worked as an advertising executive for McCann-Erickson and Grey Advertising, both national advertising agencies. From 1973 to 1981, Mr. Morache worked for McDonald's Corporation, an international restaurant chain, at various positions in their marketing department. Mr. Morache has a Bachelor of Arts degree from Illinois State University and a Master of Arts degree in Journalism from the University of Missouri.


     Bruce M. Rosenberg has been Vice President and General Counsel since August 1989 and Corporate Secretary since February 1989. Prior to joining MBE as Corporate Counsel in July 1988, Mr. Rosenberg was an attorney for the San Diego Gas & Electric Company and prior to that, he was employed as an attorney with Combustion Engineering, Inc. and with the Tennessee Valley Authority. Mr. Rosenberg received a Bachelor of Engineering Degree from The Copper Union, a Master of Science Degree from the University of Illinois, and a Juris Doctorate Degree from Catholic University of America.

     Kenneth C. Sully joined the Company as Vice President of Franchise Development in January 1990. From 1985 to 1989, Mr. Sully was Director and Vice President of Franchising for CelluLand, a cellular telephone retail sales and service company. During the period 1984 to 1985, Mr. Sully was employed as Sales Manager for Entre Computer franchisees, and from 1982 to 1984 he was employed by Creative Systems and Barrett Fox Company in the microcomputer industry. Mr. Sully has written and produced corporate training and marketing films and held the position of Division Training Manager for the Southland Corporation, franchisor of 7-Eleven food stores Mr. Sully has a Bachelor of Arts degree in Business Administration from the University of Akron. Mr. Sully resigned his position at Mail Boxes Etc. effective April 30, 1995.

     Ralph R. Askar joined the Company as Vice President - Franchise Development in June 1995. Before that time, he was an MBE Area Franchisee for the Colorado, Wyoming and Montana Areas beginning in 1987. As an Area Franchisee, Mr. Askar received the MBE "Franchisee of the Year" award in 1994 and the Highest Sales Award in 1992, 1993 and 1994. He also acted as an MBE Approved Consultant for Oklahoma, Oregon, Washington State, France and Italy. Mr. Askar received his Bachelor of Science Degree in 1969 from Chicago Technical College and worked as a civil engineer/ consultant/project manager from 1969-1977. Mr. Askar was a Civil Engineer and Consultant for Ellis-Murphy, Inc. and Schumacher & Bowman, Inc. in Arizona.

     William Lange joined the Company as Vice President--General Manager of MBE Service Corp. in August 1990. Prior to joining MBE, Mr. Lange was Vice President of Marketing for a San Diego based firm engaged in the business of electronic filing of income tax returns with the federal government. Mr. Lange worked as Vice President, General Manager of Schey Advertising from 1987-1988 and was President of Augusta Advertising in Houston, Texas from 1981-1987, both national advertising agencies. From 1975-1981, Mr. Lange was Director of Advertising and Public Relations for Porta-Kamp MFG. Co., an international oil field supply company. From 1970 to 1975, Mr. Lange was a United States Naval Aviator. Mr. Lange has a Bachelor of Arts in Humanities from Saint Lawrence University (N.Y.).


                             PART II
                             -------

       Certain information in Part II is included in the Company's Annual Report to Shareholders for the year ended April 30, 1995, included herein as Exhibit 13.1, which information is hereby incorporated by reference.


           ITEM 5 : MARKET FOR THE REGISTRANT'S COMMON EQUITY
           --------------------------------------------------
                    AND RELATED SHAREHOLDER MATTERS
                    -------------------------------

     There is hereby incorporated by reference the information appearing under the caption "Common Stock Data" in the Company's Annual Report to Shareholders for the year ended April 30, 1995, included herein as Exhibit 13.1. As of July 3, 1995 there were approximately 992 holders of record of the Company's Common Stock.

            ITEM 6 : SELECTED FINANCIAL INFORMATION
            ---------------------------------------

     This information is located in the Annual Report to Shareholders under the caption "Five Year Summary of Selected
Financial Data".

         ITEM 7 : MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         ------------------------------------------------
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS
           ---------------------------------------------

     This information is located in the Annual Report to Shareholders under the caption "Management's Discussion and Analysis."

      ITEM 8 : FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
      ----------------------------------------------------

     This information is located in the Annual Report to Shareholders on pages 10 to 24.

     ITEM 9 : CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
     ------------------------------------------------------
            ON ACCOUNTING AND FINANCIAL DISCLOSURE
            --------------------------------------

                      Not Applicable


                         PART III
                         --------

   ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
   -----------------------------------------------------------

     There is hereby incorporated by reference the information appearing in the Company's definitive Proxy Statement (filed or to be filed with the Securities and Exchange Commission within 120 days after April 30, 1995), for its Annual Meeting of Shareholders to be held August 25, 1995. Information concerning executive officers who are not members of the Company's Board of Directors is provided as an Additional Item in Part I of this report on Form 10-K under the subcaption "Executive Officers of the Registrant".

              ITEM 11 : EXECUTIVE COMPENSATION
              --------------------------------

     There is hereby incorporated by reference the information appearing in the Company's definitive Proxy Statement (filed or to be filed with the Securities and Exchange Commission within 120 days after April 30, 1995), for its Annual Meeting of Shareholders to be held August 25, 1995.


             ITEM 12 : SECURITY OWNERSHIP OF CERTAIN
             ---------------------------------------
                BENEFICIAL OWNERS AND MANAGEMENT
                --------------------------------

     There is hereby incorporated by reference the information appearing in the Company's definitive Proxy Statement (filed or to be filed with the Securities and Exchange Commission within 120 days after April 30, 1995), for its Annual Meeting of Shareholders to be held August 25, 1995.

         ITEM 13 : CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
         --------------------------------------------------------

     The Company is currently involved in two transactions with Ralph R. Askar, who assumed the position of Vice President -
Franchise Development for the Company in June 1995.

     Before assuming that position, Mr. Askar had owned the MBE Area Franchise for the state of Colorado for over seven years. In January 1995, the Company repurchased the Colorado Area Franchise from Mr. Askar for the sum of $1.7 million. Mr. Askar received an $800,000 initial payment, with the balance of $900,000 to be paid over ten years at an interest rate of 8%.

     In May 1995, in connection with Mr. Askar's acceptance of his position as Vice President of Franchise Development, the Company loaned Mr. Askar $200,000 to assist him in the purchase of his primary residence in San Diego. That loan, made under a note which bears interest at 9%, is due and payable in six months.


                            PART IV
                            -------


         ITEM 14 : EXHIBITS, FINANCIAL STATEMENT SCHEDULE
         ------------------------------------------------

                   AND REPORTS ON FORM 8-K
                   -----------------------


(a) (1) Financial Statements.

The following financial statements are included in and incorporated by reference from the Company's Annual Report to Shareholders for the year ended April 30, 1995, as provided in Item 8 of this report on Form 10-K:

                1. Mail Boxes Etc. Consolidated Balance Sheets at April 30, 1995 and 1994.

                2.    Mail Boxes Etc.  Consolidated Statements of
                      Income for the fiscal years ended April 30, 1995, 1994 and 1993.

                3.    Mail Boxes Etc. Consolidated Statements of
                      Shareholders' Equity for fiscal years ended
                      April 30, 1995, 1994 and 1993.

                4.    Mail Boxes Etc. Consolidated Statements of
                      Cash Flows for the fiscal years ended April
                      30, 1995, 1994 and 1993.

                5.    Notes to Consolidated Financial Statements.

(a) (2) Financial Statement Schedule.


The following financial statement schedule is filed in response to this item:

Schedule II - Valuation and Qualifying Accounts

     All other schedules are omitted as the required information is inapplicable, not material, or the information is presented in the financial statements or related notes thereto.

(a) (3) EXHIBITS

The following exhibits are filed with or incorporated by reference into this report (except as otherwise indicated). The exhibits which are denominated by an asterisk (*) were previously filed as a part of, and are hereby incorporated by reference to, the same numbered exhibits (except as otherwise indicated) in the documents as identified herein.


     Exhibit No.         Description

          3.1* Restated Articles of Incorporation (Filed with Form 10-K for the fiscal year ending April 30, 1992).

          3.2            Bylaws, as amended.


         10.1* Form of Area Franchise Agreement (Filed with Registration Statement filed pursuant to the Securities Act of 1933 (the "1933 Act") on Form S-l, Registration Statement No. 33-4349 filed March 27, 1986, as amended by Amendment No.  1, filed May 14,
                         1986, and Amendment No.  2, filed June 10,
                         1986 ("S-1 Registration Statement")).

          10.2*          Form of Individual Franchise Agreement
                         (Filed with S-1 Registration Statement).

          10.5*          Restated 1985 Stock Option Plan (Filed
                         with S-1 Registration Statement as Exhibit
                         No. 10.7).

          10.6* Amended and Restated Stock Purchase and Salary Savings Plan (Incorporated by reference to the Company's Information Statement filed with the Securities and Exchange Commission on November 3, 1988).

          10.8*          Form of Master Franchise Agreement.
                         (Filed with Form 10-K for the year ended
                         April 30, 1990).

          10.9* Sales contract for purchase of new office facilities. (Filed with Form 10-K for the year ended April 30, 1991).

          10.10*         UPS Purchase Agreement for stock and
                         warrants.  (Filed with Form 8-K filed
                         October 10, 1990).

          10.12*         Construction contract with Koll
                         Construction (Filed with the Form 10-K for the fiscal year ending April 30, 1992.)

          10.13* A.W. DeSio Employment Contract (Filed with the Form 10-K for fiscal year ending April 30, 1992)

          10.14*         Split Dollar Agreement for A.W. DeSio
                         (Filed with the Form 10-K for fiscal year ending April 30, 1992)

          10.15* Mail Boxes Etc. 1995 Employee Stock Option Plan (Filed with the Company's Proxy Statement dated July 14, 1995 for Annual Shareholder's Meeting of August 25, 1995)

          10.16* Mail Boxes Etc. 1995 Stock Option Plan for Non-Employee ("Outside") Directors (Filed with the Company's Proxy Statement dated July 14, 1995 for Annual Shareholder's Meeting of August 25, 1995)

           13.1 Pages 10 to 24 of the Registrant's Annual Report to Shareholders for the year ended April 30, 1995.

           23.1 Consent of Ernst & Young LLP, independent auditors

            (b)    REPORTS ON FORM 8-K.

               None filed during the quarter ended April 30, 1995.

            SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                  MAIL BOXES ETC. AND SUBSIDIARIES

       COL. A                          COL. B                  COL. C                      COL D.             COL. E
                                    Balance at                                                             Balance at
     DESCRIPTION                     Beginning                ADDITIONS                  Deductions-           End
                                     of Period                                            Describe          of Period
                                                      (1)                 (2)
                                                 Charged to Costs   Charged to Other
                                                  and Expenses       Accounts-Describe
Year Ended April 30, 1995:
  Deducted from asset accounts:
  Allowance for doubtful accounts
  and notes receivable:              $1,391,000     $  759,981          $  726,984        $  250,981        $2,626,984

Year ended April 30, 1994:
  Deducted from asset accounts:
  Allowance for doubtful accounts
  and notes receivable:              $  733,000     $1,129,770                            $  471,770 <F3>   $1,391,000

Year ended April 30, 1993:
  Deducted from asset accounts:
  Allowance for doubtful accounts
  and notes receivable:              $  695,000     $  457,420                            $  419,240 <F4>   $  733,000

<F3>
Uncollected accounts written off net of recoveries

<F4>
Uncollected accounts written off net of recoveries


                              SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           MAIL BOXES ETC.

July  14 , 1995:
              by:       Anthony W. DeSio
                  ------------------------------------------
                  Anthony W. DeSio, Vice Chairman,
                  President and Chief Executive Officer

          Pursuant to the requirements of the Securities Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature                   Title                   Date
- ---------                   -----                   ----

  Michael Dooling           Chairman of             July  14 , 1995
- -----------------------     the Board, Director          ----
Michael Dooling


  Anthony W. DeSio          Vice Chairman of        July  14 , 1995
- -----------------------     the Board, President,        ----
Anthony W. DeSio            and Chief Executive Officer


  Robert J. DeSio           Vice-President-         July  14 , 1995
- -----------------------     Franchise Services           ----
Robert J. DeSio             and Director


  James F. Kelly            Director                July  14 , 1995
- -----------------------                                  ----
James F. Kelly


  Daniel L. La March        Director                July  14 , 1995
- -----------------------                                  ----
Daniel L. La Marche


  Richard J. Greene         Director                July  14 , 1995
- -----------------------                                  ----
Richard J. Greene


  Gary S. Grahn             Chief Financial         July  14 , 1995
- -----------------------     Officer, Vice President -    ----
Gary S. Grahn               Finance & Administration
                            (Principal Financial and
                            Accounting Officer)




                          LIST OF EXHIBITS
                          ----------------


EXHIBIT NO.                                                PAGE



      3.2        Mail Boxes Etc. Bylaws, as amended        27-55

     13.1        Mail Boxes Etc. 1995 Annual Report to
                 Shareholders                              57-83

     23.1        Consent of Independent Auditors
                 (Ernst & Young LLP)                          84


                                                      EXHIBIT 3.2





                              BYLAWS OF

                            MAIL BOXES ETC.

                        RESTATED AND ADOPTED AS OF

                             OCTOBER 1, 1988

                          (REVISED MAY 23, 1995)





                               BYLAWS OF

                             MAIL BOXES ETC.

                            TABLE OF CONTENTS

Article   Section                                             Page
- -------   -------                                             ----

  1.      Offices................................................1

          1.1  Principal Executive Office........................1
          1.2  Other Offices.....................................1

  2.      Meetings of Shareholders...............................1

          2.1  Place of Meeting..................................1
          2.2  Special Meetings..................................2
          2.3  Notice of Meetings................................2
          2.4  Quorum............................................3
          2.5  Adjourned Meeting and Notice Thereof..............4
          2.6  Record Date.......................................4
          2.7  Voting Rights; Cumulative Voting..................5
          2.8  Validation of Defectively Called or
               Noticed Meetings..................................6
          2.9  Action Without a Meeting..........................6
          2.10 Proxies...........................................7
          2.11 Inspectors of Election............................8

  3.      Directors..............................................9

          3.1  Powers............................................9
          3.2  Number and Qualification of Directors............10
          3.3  Election and Term of Office......................10
          3.4  Vacancies........................................11
          3.5  Removal of Directors Without Cause...............12
          3.6  Place of Meeting.................................12
          3.7  Organizational Meeting...........................12
          3.8  Other Regular Meetings...........................12
          3.9  Special Meetings.................................13
          3.10 Action Without Meeting...........................13
          3.11 Action at a Meeting:  Quorum and Required
               Vote.............................................13
          3.12 Validation of Defectively Called or Noticed
               Meetings.........................................14
          3.13 Adjournment......................................14
          3.14 Fees and Compensation............................14
          3.15 Indemnification of Agents of the Corporation;
               Purchase of Liability Insurance..................15

  4.      Executive and Other Committees........................17

  5.      Officers..............................................18

          5.1  Officers.........................................18
          5.2  Appointment of Officers..........................18
          5.3  Subordinate Officers, Etc. ......................18
          5.4  Removal and Resignation..........................18
          5.5  Vacancies........................................19
          5.6  Chairman of the Board............................19
          5.7  President........................................19
          5.8  Vice President...................................19
          5.9  Secretary........................................20
          5.10 Chief Financial Officer..........................20

  6.      Miscellaneous.........................................21

          6.1  Inspection of Corporate Records..................21
          6.2  Checks, Drafts, Etc. ............................22
          6.3  Annual Report....................................22
          6.4  Contracts, Etc., How Executed....................22
          6.5  Certificate for Shares...........................22
          6.6  Representation of Shares of Other
               Corporations.....................................24
          6.7  Inspection of Bylaws.............................24
          6.8  Construction and Definitions.....................24

  7.      Amendments............................................24

          7.1  Power of Shareholders............................24
          7.2  Power of Directors...............................24
          7.3  Records of Amendments............................25







                               BYLAWS OF

                            MAIL BOXES ETC.

                          ARTICLE 1 - Offices
                          -------------------

1.1     Principal Executive Office
        --------------------------

        1.1.1 The principal executive office of the Corporation shall be located at such place or places as may be designated by the Board of Directors.

1.2     Other Offices
        -------------

        1.2.1 Other business offices may at any time be established by the Board of Directors at any place or places where the Corporation is qualified to do business.


               ARTICLE 2 - Meetings of Shareholders
               ------------------------------------

2.1      Place of Meeting
         ----------------

         2.1.1 All meetings of shareholders shall be held at the principal executive office of the Corporation, or at any other place within or without the State of California which may be designated by either the Board of Directors or in a written consent of all persons entitled to vote thereat and not present at the meeting, given either before or after the meeting, and filed with the secretary of the Corporation.

         2.1.2 The annual meeting of shareholders shall be held, each year, at the time and on the day set forth below or as otherwise set by resolution of the Board of Directors:

                 Time of Meeting:    10:00 a.m.  or such other time
                                     as the  directors  shall
                                     designate by resolution

                 Date of Meeting:    Fourth Friday of August


If this day shall be a legal holiday, then the meeting shall be
held on the next succeeding business day, at the same hour.   At
the annual meeting, the shareholders shall elect a Board of Directors, consider reports of the affairs of the Company and transact such other business as may properly be brought before the meeting.

2.2     Special Meetings
        ----------------

        2.2.1 Special meetings of the shareholders for the purpose of taking any action permitted by the shareholders under the California General Corporation Law and the Articles of Incorporation of the Corporation, may be called at any time by the chairman of the board, president, Board of Directors or by one or more shareholders entitled to cast not less than 10 percent of the votes of such meeting. Upon request in writing that a special meeting of shareholders be called for any proper purpose, directed to the chairman of the board, president, vice president or secretary by any person (other than the Board of Directors) entitled to call a special meeting of shareholders, the officer forthwith shall cause notice to be given to shareholders entitled to vote that a meeting will be held (not less than 35 nor more than 60 days after receipt of the request) at a time requested by the person or persons calling the meeting.

2.3     Notice of Meetings
        ------------------

        2.3.1 Written notice of shareholders meetings, annual or special, shall be given to each shareholder entitled to vote, either personally or by mail or other means of written communication, charges prepaid, addressed to such shareholder at his address appearing on the books of the Corporation or given by him to the Corporation for the purpose of such notice. If any notice or report addressed to the shareholder at the address of such shareholder appearing on the books of the Corporation is returned to the Corporation by the United States Postal Service marked to indicate that the United States Postal Service is unable to deliver such notice or report to the shareholder at such address, all future notices or reports shall be deemed to have been duly given without further mailing if the same shall be available for the shareholder upon written demand of the shareholder at the principal executive office of the Corporation for a period of one year from the date of the giving of such notice or report to all other shareholders. If a shareholder gives no address, notice shall be deemed to have been given him if sent by mail or other means of written communication addressed to the place where the principal executive office of the Corporation is situated, or if published at least once in a newspaper of general circulation in the county in which said principal executive office is located.

        2.3.2 All such notices shall be given to each shareholder entitled thereto not less than 10 nor more than 60 days before each meeting of shareholders. Any such notice shall be deemed to have been given at the time when delivered personally or deposited in the mail or sent by other means of written communication. An affidavit of mailing of any such notice in accordance with the foregoing provisions, executed by the secretary, assistant secretary or any transfer agent of the Corporation shall be prima facie evidence of the giving of the notice.

        2.3.3  A notice of meeting of shareholders shall specify:

             (a)  The place, date and hour of such meeting;

             (b) Those matters which the Board of Directors, at the time of the mailing of the notice, intends to present for action by the shareholders;

             (c) If directors are to be elected, the names of nominees intended at the time of the notice to be presented by management for election;

             (d) The general nature of a proposal, if any, to take action with respect to approval of (i) a contract or other transaction between the Corporation and one or more directors, or any corporation, firm or association in which one or more directors has a material financial interest, (ii) amendment of the Articles of Incorporation, (iii) a reorganization of the Corporation, as defined in the California General Corporation Law,
(iv) the voluntary winding up and dissolution of the Corporation or (v) a plan of distribution in dissolution other than in accordance with the rights of outstanding preferred shares, if the Corporation has both preferred and common stock outstanding;

             (e) If a special meeting of shareholders, in addition to (a) and (c) above, the general nature of the business to be transacted; and

             (f) Such other matters, if any, as may be expressly required by statute.

2.4     Quorum
        ------

        2.4.1 The presence in person or by proxy of the persons entitled to vote a majority of the voting shares of the Corporation at any meeting shall constitute a quorum for the transaction of business. The shareholders present at a duly called or held meeting at which a quorum is present may continue to do business until adjournment, notwithstanding the withdrawal of enough shareholders to leave less than a quorum, if any action taken (other than adjournment) is approved by at least a majority of the shares required to constitute a quorum.

2.5     Adjourned Meeting and Notice Thereof
        ------------------------------------

        2.5.1 Any shareholders meeting, annual or special, whether or not a quorum is present, may be adjourned from time to time by the vote of a majority of the shares, the holders of which are either present in person or represented by proxy, but in the absence of a quorum no other business may be transacted at such meeting, except as provided in Paragraph 2.4.1 above.

        2.5.2 When any shareholders meeting, either annual or special, is adjourned for 45 days or more, or if after adjournment a new record date is fixed for the adjourned meeting, notice of the adjourned meeting shall be given as in the case of an original meeting. Except as provided above, it shall not be necessary to give any notice of the time and place of the adjourned meeting or of the business to be transacted thereat, other than by announcement or the time and place thereof at the meeting at which such adjournment is taken.

2.6     Record Date
        -----------

        2.6.1 The Board of Directors shall determine and fix a time in the future as a record date for the determination of the shareholders entitled to notice of, and to vote at, any meeting of shareholders or entitled to give consent to corporate action in writing without a meeting, to receive any report, dividend or distribution or allotment of rights, or to exercise rights in respect to any change, conversion or exchange of shares or to
exercise rights in respect of any other lawful action.   The record
date so fixed shall not be more than 60 nor less than 10 days prior to the date of any meeting nor more than 60 days prior to any other event for the purposes of which it is fixed.

        2.6.2   If no record date is fixed by the Board of
Directors:

             (a) The record date for determining shareholders entitled to notice of, or to vote at, a meeting of shareholders shall be at the close of business on the business day next preceding the day on which notice of the meeting is given, or if such notice is waived, at the close of business on the business day next preceding the day on which the meeting of shareholders is held.
             (b) The record date for determining shareholders entitled to give consent to corporate action in writing without a meeting shall be the day on which the first written consent is given.

             (c) The record date for determining shareholders for any other purpose shall be at the close of the business on the day on which the Board of Directors adopts the resolution relating thereto, or the 60th day prior to the date of such other action, whichever is later.

        2.6.3 Only shareholders of record on the record date are entitled to notice of, and to vote at, any such meeting, to give consent without a meeting, to receive any report, dividend, distribution or allotment of rights, or to exercise the rights, as the case may be, notwithstanding any transfer of any shares on the books of the Corporation after the record date, except as otherwise provided in the Articles of Incorporation of the Corporation or these Bylaws.

2.7     Voting Rights; Cumulative Voting
        --------------------------------

        2.7.1 Except as otherwise provided in the California General Corporation Law or in the Articles of Incorporation of the Corporation, each shareholder of record on the record date shall be entitled to one vote for each share on each matter submitted to a vote of the shareholders. Such vote may be viva voce or by ballot; provided, however, that all elections for directors must be by ballot upon demand made by a shareholder at any election and before the voting begins. Except with respect to election of directors, the affirmative vote of the majority of the shares represented at the meeting and entitled to vote on any matter shall be the act of the shareholders, unless the vote of a greater number of voting by classes is required by the California General Corporation Law or the Articles of Incorporation of the Corporation.

        2.7.2 Every shareholder complying with the requirements of this Section 2.7 and entitled to vote at any election for directors shall have the right to cumulate such shareholder's votes and give one candidate a number of votes equal to the number of directors to be elected multiplied by the number of votes to which such shareholder's shares are entitled, or to distribute such shareholder's votes on the same principle among as many candidates as such shareholder shall think fit. No shareholder shall be entitled to cumulate votes unless the name of the candidate or candidates for whom such votes would be cast has been placed in nomination prior to the voting and unless a shareholder has given notice at the meeting, prior to the voting, of intention to cumulate votes. If any one shareholder has given such notice, all shareholders may cumulate their votes for candidates in nomination. The candidates receiving the highest number of votes of shares entitled to be voted for them, up to the number of directors to be elected, shall be elected.

2.8     Validation of Defectively Called or Noticed Meetings
        ----------------------------------------------------

        2.8.1 The transactions of any meeting of shareholders, either annual or special, however called and noticed, shall be as valid as though taken at a meeting duly held after regular call and notice, if a quorum is present, either in person or by proxy, and if, either before or after the meeting, each of the persons entitled to vote, not present in person or by proxy, signs a written waiver of notice, a consent to the holding of such meeting or an approval of the minutes thereof. All such waivers, consents or approvals shall be filed with the corporate records or made a part of the minutes of the meeting, as appropriate.

        2.8.2 Attendance of a shareholder at a meeting of shareholders shall constitute a waiver of notice of such meeting, except when such shareholder objects, at the beginning of the meeting, to the transaction of any business because the meeting was not lawfully called or convened; except that, attendance at a meeting is not a waiver of any right to object to the consideration of matters required to be included in the notice of the meeting but not so included if such objection is expressly made at the meeting.

2.9     Action Without a Meeting
        ------------------------

        2.9.1 Directors may be elected without a meeting by a consent in writing, setting forth the action so taken, signed by all of the shareholders who would be entitled to vote for the election of said directors; provided that, except as hereinafter set forth, a director may be elected at any time to fill a vacancy not created by the removal of a director which is not filled by the directors, by the written consent of shareholders holding a majority of the outstanding shares entitled to vote for the election of directors.


        2.9.2 Any other action which, under any provision of the California General Corporation Law, may be taken at a meeting of shareholders, may be taken without a meeting and without notice, except as hereinafter set forth, if a consent in writing, setting forth the action so taken, is signed by the holders of outstanding shares having not less than the minimum number of votes that would be necessary to authorize or take such action at a meeting at which all shares entitled to vote thereon were present and voted.

        2.9.3    Unless the consent of all shareholders entitled to
vote has been solicited in writing:   (a) notice of any proposed
shareholder approval of (i) a contract or other transaction between the Corporation and one or more directors, or any corporation, firm or association in which one or more directors has a material financial interest, (ii) indemnification of an agent of the Corporation, as authorized by these Bylaws, (iii) a reorganization of the Corporation, as defined in the California General Corporation Law, or (iv) a distribution in dissolution, other than in accordance with the rights of outstanding preferred shares, if the Corporation has both preferred and common stock outstanding, without a meeting by less than unanimous written consent, shall be given at least ten days before the consummation of the action authorized by such approval; and (b) prompt notice shall be given of any other corporate action taken and approved by shareholders without a meeting by less than unanimous written consent, to those shareholders entitled to vote who have not consented in writing. Such notices shall be given in the manner and shall be deemed to have been given as provided in Section 2.3 of these Bylaws.

        2.9.4 Any shareholder giving a written consent, or the shareholder's proxyholder, a transferee of the shares or a personal representative of the shareholder or their respective proxyholders, may revoke the consent by a writing received by the Corporation prior to the time that written consents of the number of shares required to authorize the proposed action have been filed with the secretary of the Corporation, but may not do so thereafter. Such revocation is effective upon its receipt by the secretary of the Corporation.

2.10    Proxies
        -------

        2.10.1 Every person entitled to vote or execute written consents shall have the right to do so either in person or by one or more agents authorized by a written proxy executed by such person or his duly authorized agent and filed with the secretary of the Corporation. Any proxy duly executed is not revoked and continues in full force and effect until (i) an instrument revoking it or a duly executed proxy bearing a later date is filed with the secretary of the Corporation prior to the vote pursuant thereto,
(ii) the person executing the proxy attends the meeting and votes in person or (iii) written notice of the death or incapacity of the maker of such proxy is received by the Corporation before the vote pursuant thereto is counted; provided that no such proxy shall be valid after the expiration of 11 months from the date of its execution, unless the person executing it specifies therein the length of time for which such proxy is to continue in force. Nothing contained herein shall prohibit a person from granting an irrevocable proxy consistent with the provisions of the California Corporations Code.

2.11    Inspectors of Election
        ----------------------

        2.11.1 In advance of any meeting of shareholders, the Board of Directors may appoint any persons, other than nominees for office, as inspectors of election to act at such meeting or any adjournment thereof. If inspectors of election are not so appointed, the chairman of any such meeting may, and on the request of any shareholder or his proxy shall, make such appointment at the meeting. The number of inspectors of election shall be either one or three. If appointed at a meeting on the request of one or more shareholders or proxies, the majority of shares represented in person or by proxy shall determine whether one or three inspectors are to be appointed. In case any person appointed as an inspector of election fails to appear or fails or refuses to act, the vacancy may, and on the request of any shareholder or a shareholders proxy shall, be filled by appointment by the Board of Directors prior to the meeting, or at the meeting by the chairman of the meeting.

        2.11.2 The duties of such inspectors of election shall be as prescribed by the California General Corporation Law and
shall include:   determining the number of shares outstanding and
the voting power of each, the shares represented at the meeting, the existence of a quorum, the authenticity, validity and effect of proxies; receiving votes, ballots or consents; hearing and determining all challenges and questions in any way arising in connection with any-right to vote; counting and tabulating all votes or consents; determining when the polls shall close; determining the results; and such other acts as may be proper to conduct the election or vote with fairness to all shareholders. In the determination of the validity and effect of proxies, the dates contained on the forms of proxy shall presumptively determine the order of execution of the proxies, regardless of the postmark dates on the envelopes in which they are mailed.

        2.11.3 The inspectors of election shall perform their duties impartially, in good faith, to the best of their ability and as expeditiously as is practical. If there are three inspectors of election, the decision, act or certificate of a majority is effective in all respects as the decision, act or certificate of all. Any report or certificate made by the inspectors of election is prima facie evidence of the facts stated therein.


                      ARTICLE 3 - Directors
                      ---------------------

3.1     Powers
        ------

        3.1.1 Subject to limitations set forth in the Articles of Incorporation and the Bylaws of the Corporation and in the California General Corporation Law as to action to be authorized or approved by the shareholders or by the outstanding shares, and subject to the duties of directors as prescribed by these Bylaws, the business and affairs of the Corporation shall be managed and all corporate powers shall be exercised by or under the direction
of the Board of Directors.   Without prejudice to such general
powers, but subject to the same limitations, it is hereby expressly declared that the directors shall have the following powers:

     (a) To select and remove all officers, agents and employees of the Corporation, prescribe such powers and duties for them as may not be inconsistent with law, with the Articles of Incorporation or the Bylaws, fix their compensation and require from them security for faithful service;

     (b) To conduct, manage and control the affairs and business of the Corporation, and to make such rules and regulations therefor not inconsistent with law, the Articles of Incorporation or the Bylaws, as they may deem best;

     (c) To change the principal office for the transaction of the business of the Corporation from one location to another within or without the State of California, as provided in Article 1, Section
1.1.1 hereof; to fix and locate from time to time one or more other offices of the Corporation within or without the State of California, as provided in Article 1, Section 1.2.1 hereof; to designate any place within or without the State of California for the holding of ny shareholders meetings; and to adopt, make and use a corporate seal, to prescribe the form of certificates of stock, and to alter the form of such seal and of such stock certificates from time to time as in their judgment they deem best, provided such seal and such certificates shall at all times comply with the provisions of law;

     (d) To authorize the issue of stock of the Corporation from time to time, upon such terms as may be lawful, in consideration of money paid, labor done, services actually rendered to the Corporation or for its benefit or in its formation or reorganization, debts or securities canceled, tangible or intangible property actually received either by the Corporation or by a wholly owned subsidiary, or as a share dividend, or upon a stock split, reverse stock split, reclassification or conversion of outstanding shares into shares of another class, exchange of outstanding shares for shares of another class, or other change affecting outstanding shares;

     (e) To borrow money and incur indebtedness for the purposes of the Corporation and to cause to be executed and delivered therefor, in the corporate name, promissory notes, bonds, debentures, deeds of trust, mortgages, pledges, hypothecations or other evidences of debt and securities therefor; and

     (f) To delegate the management of the day-to-day operations of the business of the Corporation to a management company or other person, provided that the business and affairs of the Corporation shall be managed and all corporate powers shall be exercised under the ultimate direction of the Board of Directors.

3.2     Number and Qualification of Directors
        -------------------------------------

        3.2.1 The number of Directors of the Corporation shall not be less than five nor more than nine until changed by amendment of the Articles of Incorporation or by a bylaw amending the section, duly adopted by the vote or written consent of holders of a majority of the outstanding shares entitled to vote; provided that a proposal to reduce the authorized minimum number of directors below five cannot be adopted if the votes cast against its adoption at a meeting or the shares not consenting in the case of action by written consent, are equal to more than 162/3 percent of the outstanding shares entitled to vote. The exact number of directors shall be set from time to time, within the limits specified in the Articles of Incorporation or in this section by a bylaw or amendment thereof, duly adopted by the shareholders or by the Board of Directors; and

        3.2.2 Subject to the foregoing provisions for changing the number of directors, the exact number of directors of this Corporation shall be seven.

3.3     Election and Term of Office
        ---------------------------

        3.3.1 The directors shall be elected at each annual meeting of shareholders but, if any such annual meeting is not held or the directors are not elected thereat, the directors may be elected at any special meeting of shareholders held for that purpose. Each director, including a director elected to fill a vacancy, shall hold office until the expiration of the term for which elected and until a successor has been elected and qualified, subject to the provisions of the California General Corporation Law and these Bylaws with respect to vacancies on the Board.

3.4     Vacancies
        ---------

        3.4.1 A vacancy in the Board of Directors shall be deemed to exist in any of the following instances:

          (a)  The death, resignation or removal of any director.

          (b) If a director shall have been declared of unsound mind by order of court or convicted of a felony.

          (c) If the authorized number of directors shall have been increased.

          (d) If the shareholders shall fail to elect the full authorized number of directors.

        3.4.2 Vacancies in the Board of Directors, except for a vacancy created by the removal of a director, may be filled by a majority of the remaining directors, though less than a quorum, or by a sole remaining director. Each director so elected shall hold office until his successor is elected at an annual or a special meeting of the shareholders. A vacancy in the Board of Directors created by the removal of a director may only be filled by the vote of a majority of the shares entitled to vote represented at a duly held meeting at which a quorum is present, or by the unanimous written consent of the shareholders.

        3.4.3 The shareholders may elect a director or directors at any time to fill any vacancy or vacancies not filled by the
directors.   Any such election by written consent (other than a
vacancy created by the removal of a director) shall require the consent of holders of a majority of the outstanding shares entitled to vote.

        3.4.4 Any director may resign effective upon giving written notice to the chairman of the board, the president, the secretary or the Board of Directors of the Corporation, unless the notice specifies a later time for the effectiveness of such resignation; and, unless otherwise specified therein, the acceptance of such resignation shall not be necessary to make it effective. If the resignation is effective at a future time, the Board or shareholders shall have the power to elect a successor to take office when the resignation becomes effective.

        3.4.5 A reduction of the authorized number of directors shall not have the effect of removing any director prior to the expiration of his term of office.

3.5     Removal of Directors Without Cause
        ----------------------------------

        3.5.1 The entire Board of Directors, or any individual director, may be removed from office by a vote of shareholders holding a majority of the outstanding shares entitled to vote at an election of directors; provided, however, unless the entire Board is removed, an individual director shall not be removed, unless (i) the number of shares voted against removal or not consenting to such removal, in the case of a written consent, would be insufficient to elect such director if voted cumulatively at an election at which the same total number of votes were cast and the entire number of directors authorized at the time of such director's most-recent election were then being elected or (ii) holders of the shares of any class or series entitled to elect one or more directors shall vote to remove a director so elected by said class or series.

3.6     Place of Meeting
        ----------------

        3.6.1 Regular meetings of the Board of Directors shall be held at any place within or without the State of California which has been designated in the notice of the meeting or, if not stated in the notice, or if there is no notice, from time to time by resolution of the Board of Directors or by written consent of all members of the Board. In the absence of such designation, regular meetings shall be held at the principal executive office of the Corporation. Special meetings of the Board may be held either at a place so designated or at the principal executive office of the Corporation.

3.7     Organizational Meeting
        ----------------------

        3.7.1 Immediately following each annual meeting of shareholders, the Board of Directors shall hold an organizational meeting at the place of said annual meeting, or at such other place as shall be fixed by the Board of Directors, for the purposes of organization, election of officers and the transaction of other business. Call and notice of such meetings are hereby dispensed with.

3.8     Other Regular Meetings
        ----------------------

        3.8.1 Other regular meetings of the Board of Directors shall be held at such time and place as may be determined from time to time by the Board of Directors. If such date should fall upon a legal holiday, then the meeting shall be held at the same time on the next succeeding business day thereafter. Notice of all such regular meetings of the Board of Directors is hereby dispensed with.

3.9     Special Meetings
        ----------------

        3.9.1 Special meetings of the Board of Directors for any purposes may be called at any time by the chairman of if there be such an officer, the president, any vice the secretary or by any two directors.

        3.9.2 Written notice of the time and place of special meetings shall be delivered personally to each director or communicated to each director by telephone, telegraph or mail, charges prepaid, addressed to him at his address as it is shown upon the records of the Corporation or, if it is not so shown on the records or is not readily ascertainable, at the place at which meetings of the directors are regularly held. In case such notice is mailed, it shall be deposited in the United States mail or, if telegraphed, delivered to the telegraph company in the city in which the principal executive office of the Corporation is located at least-four days prior to the time of the holding of the meeting. In case such notice is delivered personally or by telephone, as above provided, it shall be so delivered at least 48 hours prior to the time of the holding of the meeting. Such mailing, telegraphing or delivery, personally or by telephone, as above provided, shall be due, legal and personal notice to such director.

        3.9.3 Any notice shall state the date, place and hour of the meeting and the general nature of the business to be transacted, and no other business may be transacted at the meeting.

3.10    Action Without Meeting
        ----------------------

        3.10.1 Any action by the Board of Directors may be taken without a meeting if all members of the Board shall individually or collectively consent in writing to such action. Such written consent or consents shall be filed with the minutes of the proceedings of the Board and shall be of the same force and effect as a unanimous vote of such directors.

3.11    Action at a Meeting:  Quorum and Required Vote
        ----------------------------------------------

        3.11.1 The presence of a majority of the authorized number of directors at a meeting of the Board of Directors constitutes a quorum for the transaction of business, except as hereinafter provided. Members of the Board may participate in a meeting through use of conference telephone or similar communications equipment, so long as all members participating in such meeting can hear one another. Participation in a meeting as permitted in the preceding sentence constitutes presence in person at such meeting. Every act or decision done or made by a majority of the directors present at a meeting duly held at which a quorum is present shall be regarded as the act of the Board of Directors, unless a greater number, or the same number after disqualifying one or more directors from voting, as required by law, the Articles of Incorporation of the Corporation or these Bylaws.

        3.11.2 A meeting at which a quorum is initially present may continue to transact business notwithstanding the withdrawal of a director provided that any action taken is approved by at least a majority of the required quorum for such meeting.

3.12    Validation of Defectively Called or Noticed Meetings
        ----------------------------------------------------

        3.12.1 The transactions of any meeting of the Board of Directors, however called and noticed or wherever held, shall be as valid as though taken at a meeting duly held after regular call and notice if a quorum is present and if, either before or after the meeting, each of the directors not present or who has, though present, prior to the meeting or at its commencement, protested the lack of proper notice to him, signs a written waiver of notice or a consent to holding such meeting or an approval of the minutes thereof. All such waivers, consents or approvals shall be filed with the corporate records or made a part of the minutes of such meeting.

3.13    Adjournment
        -----------

        3.13.1 A quorum of the Board of Directors may adjourn any directors meeting to meet again at a stated day and hour; provided, however, that in the absence of a quorum, a majority of the directors present at any directors meeting, either regular or special, may adjourn from time to time until the time fixed for the next regular meeting of the Board.

        3.13.2 If a meeting is adjourned for more than 24 hours, notice of any adjournment to another time or place shall be given prior to the time of the adjourned meeting to the directors who were not present at the time of adjournment. Otherwise, notice of the time and place of holding an adjourned meeting need not be given to absent directors if the time and place is so fixed at the adjourned meeting.

3.14    Fees and Compensation
        ----------------------

        3.14.1 Directors and members of committees appointed by the Board may receive such compensation for their services and reimbursement for expenses, if any, as may be fixed or determined by resolution of the Board.

3.15    Indemnification of Agents of the
        --------------------------------
        Corporation; Purchase of Liability Insurance
        --------------------------------------------

        3.15.1 For the purposes of this Section 3.15, "agent" means any person who (i) is or was a director, officer, employee or other agent of the Corporation, (ii) is or was serving at the request of the Corporation as a director, officer, employee or agent of another foreign or domestic corporation, partnership, joint venture, trust or other enterprise or (iii) was a director, officer, employee or agent of a foreign or domestic corporation which was a predecessor corporation of the Corporation or of another enterprise at the request of such predecessor corporation; "proceeding means any threatened, pending or completed action or proceeding, whether civil, criminal, administrative or investigative; and "expenses" includes, without limitation, attorneys' fees and any expenses of establishing a right to indemnification under Paragraph 3.15.4 or 3.15.5(c) of this Section 3.15.

        3.15.2 The Corporation shall indemnify any person who was or is a party, or is threatened to be made a party, to any proceeding (other than an action by or in the right of the Corporation to procure a judgment in its favor) by reason of the fact that such person is or was an agent of the Corporation against expenses, judgments, fines, settlements and other amounts actually and reasonably incurred in connection with such proceeding if such person acted in good faith and in a manner such person reasonably believed to be in the best interests of the Corporation and, in the case of a criminal proceeding, had no reasonable cause to believe the conduct of such person was unlawful. The termination of any proceeding by judgment, order, settlement, conviction or upon a plea of nolo contendere or its equivalent shall not, of itself, create a presumption that the person did not act in good faith and in a manner which the person reasonably believed to be in the best interests of the Corporation or that the person had reasonable cause to believe that the person's conduct was unlawful.

        3.15.3 The Corporation shall indemnify any person who was or is a party, or is threatened to be made a party, to any threatened, pending or completed action by or in the right of the Corporation to procure a judgment in its favor by reason of the fact that such person is or was an agent of the Corporation against expenses actually and reasonably incurred by such person in connection with the defense or settlement of such action if such person acted in good faith, in a manner such person believed to be in the best interests of the Corporation and with such care, including reasonable inquiry, as an ordinarily prudent person in a like position would use under similar circumstances. No indemnification shall be made under this Paragraph 3.15.3:

          (a) In respect of any claim, issue or matter as to which such person shall have been adjudged to be liable to the Corporation in the performance of such person's duty to the Corporation and its shareholders, unless and only to the extent that the court in which such proceeding is or was pending shall determine upon application that, in view of all the circumstances of the case, such person is fairly and reasonably entitled to indemnity for expenses and then only to the extent that the court shall determine; or

          (b) Of amounts paid in settling or otherwise disposing of a threatened or pending action without court approval; or

          (c) Of expenses incurred in defending a threatened or pending action which is settled or otherwise disposed of without court approval.

        3.15.4 To the extent that an agent of the Corporation has been successful on the merits in defense of any proceeding referred to in Paragraph 3.15.2 or 3.15.3 above, or in defense of any claim, issue or matter therein, said agent shall be indemnified against expenses actually and reasonably incurred by said agent in connection therewith.

        3.15.5 Except as provided in Paragraph 3.15.4 above, any indemnification under this section shall be made by the Corporation only if authorized in the specific case upon a determination that indemnification of the agent is proper in the circumstances because the agent has met the applicable standard of conduct set forth in Paragraph 3. of the following:

          (a) A majority vote of a quorum consisting of directors who are not parties to such proceeding;

          (b) If such a quorum of directors is not obtainable, by independent legal counsel in a written opinion;

          (c) Approval or ratification by the affirmative vote of a majority of the shares of this Corporation entitled to vote represented at a duly held meeting at which a quorum is present or by the written consent of holders of a majority of the outstanding shares which would be entitled to vote at such meeting. For such purpose, the shares owned by the person to be indemnified shall not be considered outstanding or entitled to vote thereon; or

          (d) The court in which such proceeding is or was pending, upon application made by the Corporation, the agent or the attorney or other person rendering services in connection with the defense, whether or not such application by said agent, attorney or other person is opposed by the Corporation.

        3.15.6 Expenses incurred in defending any proceeding may be advanced by the Corporation prior to the final disposition of such proceeding upon receipt of an undertaking by or on behalf of the agent to repay such amount if it shall be determined ultimately that the agent is not entitled to be indemnified as authorized in this Section 3.15.

        3.15.7 The indemnification provided in this Section 3.15 is not exclusive of any other rights which the agents of the Corporation may be entitled under any other provision of these bylaws, agreement, vote of shareholders or disinterested directors or otherwise, or pursuant to the laws of California. Such indemnification shall continue as to a person who has ceased to be an agent and shall inure to the benefits of the heirs, executors and administrators of the person. Nothing contained in this
Section 3.15 shall affect any right to indemnification to which persons other than directors and officers of the Corporation, or any subsidiary thereof, may be entitled by contract or otherwise.

        3.15.8 No indemnification or advance shall be made under this section, except as provided in Paragraph 3.15.4 or 3.15.5(c) above, in any circumstance where it appears:

          (a) That it would be inconsistent with a provision of the Articles of Incorporation of the Corporation, a resolution of the shareholders or an agreement in effect at the time of the accrual of the alleged cause of action asserted in the proceeding in which the expenses were incurred or other amounts were paid which prohibits or otherwise limits indemnification; or

          (b) That it would be inconsistent with any condition expressly imposed by a court in approving a settlement.

        3.15.9 The Corporation may, to the full extent permitted by law, purchase and maintain insurance on behalf of any agent against any liability which may be asserted against such agent in such capacity or arising out of the agent's status as such whether or not the Corporation would have the power to indemnify the agent against such liability under the provisions of California and federal law.


             ARTICLE 4 - Executive and Other Committees
             ------------------------------------------

4.1     Executive and Other Committees
        ------------------------------

        4.1.1 The Board of Directors may appoint an executive committee, and such other committees as may be necessary from time to time, consisting of two or more of its members with such powers as it may designate, consistent with the Articles of Incorporation of the Corporation, these Bylaws and the California General
Corporation Law.   Such committees shall hold office at the
pleasure of the Board.



                        ARTICLE 5 - Officers
                        --------------------

5.1     Officers
        --------

        5.1.1 The officers of the Corporation shall be a president, vice president, secretary and chief financial officer. The Corporation may also have, at the election of the Board of Directors, a chairman of the board, one or more additional vice presidents, one or more assistant secretaries, one or more assistant chief financial officers and such other officers as may be appointed in accordance with the provisions of Section 5.3 of this article. Any number of offices may be held by the same person unless the Articles of Incorporation of the Corporation or these Bylaws provide otherwise.

5.2     Appointment of Officers
        -----------------------

        5.2.1 The officers of the Corporation, except such officers as may be appointed in accordance with the provisions of
Section 5.3 or 5.5 below, shall be chosen annually by the Board of Directors and shall hold office until their respective successors shall be qualified and appointed or until such officers shall resign, be removed or otherwise disqualified.

5.3     Subordinate Officers. Etc.
        --------------------------

        5.3.1 The Board of Directors may at any time appoint, and may empower the president to appoint, such other officers as the business of the Corporation may require, each of whom shall hold office for such period, have such authority and perform such duties as are provided in these Bylaws or as the Board of Directors may from time to time determine.

5.4     Removal and Resignation
        -----------------------

        5.4.1 Any officer may be removed, either with or without cause, by the Board of Directors at any regular or special meeting thereof or, except in t} the Board of Directors, by any officer upon whom such power of removal may be conferred by the Board of Directors (subject, in each case, to the rights, if any, of an officer under any contract of employment).

        5.4.2 Any officer may resign at any time by giving written notice to the Board of Directors or to the president or secretary of the Corporation, without prejudice, however, to the rights, if any, of the Corporation under any contract to which such officer is a party. Any such resignation shall take effect as of the date of receipt of such notice or at any later time specified therein; and, unless otherwise specified therein, the acceptance of such resignation shall not be necessary to make it effective.

5.5     Vacancies
        ---------

        5.5.1 A vacancy in any office because of death, resignation, removal, disqualification or any other cause shall be filled in the manner prescribed in these Bylaws for regular appointments to such office.

5.6     Chairman of the Board
        ---------------------

        5.6.1 The chairman of the board, if there shall be such an officer, shall, if present, preside at all meetings of the Board of Directors and exercise and perform such other powers and duties as may be from time to time assigned to him by the Board of Directors or prescribed by these Bylaws.

5.7     President
        ---------

        5.7.1 Subject to such supervisory powers, if any, as may be given by the Board of Directors to the chairman of the board, if there be such an officer, the president shall be the general manager and chief executive officer of the Corporation and shall, subject to the control of the Board of Directors, have general supervision, direction and control of the business and affairs of the Corporation. The president shall preside at all meetings of shareholders and, in the absence of the chairman of the board, or if there be none, at all meetings of the Board of Directors. The president shall be ex officio a member of all the standing committees of the Board of Directors, including the executive committee, if any, and shall have the general powers and duties of management usually vested in the office of president of a corporation and shall have such other powers and duties as may be prescribed by the Board of Directors or these Bylaws.

5.8     Vice President
        --------------

        5.8.1 In the absence or disability of the president, the vice presidents, in order of their rank as fixed by the Board of Directors, or, if not ranked, the vice president designated by the Board of Directors, shall perform all the duties of the president and when so acting shall have all the powers of, and be subject to all the restrictions upon, the president. The vice presidents shall have such other powers and perform such other duties as from time to time may be prescribed for them respectively by the Board of Directors or these Bylaws.

5.9     Secretary
        ---------

        5.9.1 The secretary shall record, or cause to be recorded, and keep, or cause to be kept, at the principal executive office of the Corporation and such other place as the Board of Directors may order, a book of the minutes of actions taken at all meetings of directors and shareholders, with the time and place of holding, whether regular or special and, if special, how authorized, the notice thereof given, the names of those present at directors meetings, the number of shares present or represented by proxy at shareholders meetings and the proceedings thereof.

        5.9.2 The secretary shall keep, or cause to be kept, at the principal executive office of the Corporation or at the office of the Corporation's transfer agent, a share register, or a duplicate share register, showing the names of the shareholders and their addresses, the number and classes of shares held by each, the number and date of certificates issued for the same and the number and date of cancellation of every certificate surrendered for cancellation.

        5.9.3 The secretary shall give, or cause to be given, notice of all meetings of shareholders and the Board of Directors required by these Bylaws or by law to be given, shall keep the corporate seal of the Corporation in safe custody, and shall have such other powers and perform such other duties as may be prescribed by the Board of Directors or these Bylaws.

        5.9.4 The assistant secretary, if there shall be such an officer, or, if there be more than one, the assistant secretaries in the order determined by the Board of Directors (or if there be no such determination, then in the order of their election), shall, in the absence of the secretary or in the event of his inability or refusal to act, perform the duties and exercise the powers of the secretary and shall perform such other duties and have such other powers as the Board of Directors may from time to time prescribe.

5.10    Chief Financial Officer
        -----------------------

        5.10.1 The chief financial officer shall be the chief financial officer of the Corporation and shall keep and maintain, or cause to be kept and maintained, adequate and correct accounts of the properties and business transactions of the Corporation, including accounts of its assets, liabilities, receipts, disbursements, gains, losses, capital, surplus and shares. The books of account shall at all reasonable times be open to inspection by any director.

        5.10.2 The chief financial officer shall deposit all moneys and other valuables in the name and to the credit of the Corporation with such depositories as may be designated by the Board of Directors. The chief financial officer shall disburse the funds of the Corporation as may be ordered by the Board, render to the president and directors, whenever they request it, an account of all of his transactions as chief financial officer and of the financial condition of the Corporation and have such other powers and perform such other duties as may be prescribed by the Board of Directors or these Bylaws.

        5.10.3 The assistant chief financial officer, if there shall be such an officer, or, if there shall be more than one, the assistant chief financial officers in the order determined by the Board of Directors (or, if there be no such determination, then in the order of their election), shall, in the absence of the chief financial officer or in the event of his inability or refusal to act, perform the duties and exercise the powers of the chief financial officer and shall perform such other duties and have such other powers as the Board of Directors may from time to time prescribe.


                  ARTICLE 6 - Miscellaneous
                  -------------------------

6.1     Inspection of Corporate Records
        -------------------------------

        6.1.1 The accounting books and records, the record of shareholders and minutes of proceedings of the shareholders and the Board of Directors and committees of the Board and any subsidiary of this Corporation shall be open to inspection upon the written demand on the Corporation of any shareholder or holder of a voting trust certificate at any reasonable time during usual business hours for a purpose reasonably related to such holder's interests as a shareholder or as the holder of such voting trust certificate. Such inspection by a shareholder or holder of a voting trust certificate may be made in person or by agent or attorney and the right of inspection includes the right to copy and make extracts. Demand of inspection shall be made in writing upon the president, secretary or assistant secretary of the Corporation.

        6.1.2 A shareholder or shareholders holding at least five percent, in the aggregate of the outstanding voting shares of the Corporation or who hold(s) at least one percent of such voting shares and have filed a Schedule 14B with the United States Securities and Exchange Commission relating to the election of directors of the Corporation shall have (in person, or by agent or attorney) the right to do either or both of the following: (i) inspect and copy the record of shareholders' names and addresses and shareholdings during usual business hours upon five business days' prior written demand upon the Corporation, or (ii) to obtain from the transfer agent for the Corporation, upon written demand and upon the tender of the transfer agent's usual charges, a list of the shareholders' names and addresses who are entitled to vote for the election of directors and their shareholdings, as of the most recent record date for which it has been compiled or as of a date specified by the shareholder subsequent to the date of demand. Said list shall be made available on or before the later of five business days after the demand is received or the date specified therein as the date as of which the list is to be compiled.

        6.1.3 Every director shall have the absolute right, at any reasonable time, to inspect and copy all books, records and documents of every kind and to inspect the physical properties of the Corporation. Such inspection by a director may be made in person or by agent or attorney and the right of inspection includes the right to copy and make extracts.

6.2     Checks Drafts, Etc.
        -------------------

        6.2.1 All checks, drafts or other orders for payment of money, notes or other evidences of indebtedness issued in the name of, or payable to, the Corporation shall be signed or endorsed by such person or persons and in such manner as from time to time shall be determined by resolution of the Board of Directors.

6.3     Annual Report
        -------------

        6.3.1 So long as there are fewer than 100 holders of record of the Corporation's shares, the annual report to shareholders referred to in section 1501 of the California Corporations Code is expressly dispensed with, but nothing herein shall be interpreted as prohibiting the Board of Directors from issuing such reports or as affecting the rights of shareholders to obtain special financial statements as provided by the California General Corporation Law.

6.4     Contracts Etc., How Executed
        ----------------------------

        6.4.1 The Board of Directors, except as otherwise provided in these Bylaws, may authorize any officer or officers, agent or agents, to enter into any contract or execute any instrument in the name of and on behalf of the Corporation. Such authority may be general or confined to specific instances; however, unless so authorized by the Board of Directors, no officer, agent or employee shall have any power or authority to bind the Corporation by any contract or engagement or to pledge its credit or to render it liable for any purpose or to any amount.

6.5     Certificate for Shares
        ----------------------

        6.5.1 Every holder of shares of the Corporation shall be entitled to have a certificate signed in the name of the Corporation by the chairman or vice chairman of the Board of Directors or the president or a vice president and by the chief financial officer or an assistant treasurer or the secretary or any assistant secretary, certifying the number of shares and the class or series of shares owned by said shareholder. Any signature on the certificate may be a facsimile, provided that in such event, at least one signature, including that of either officer or the Corporation's registrar or transfer agent, if any, shall be manually signed. In case any officer, transfer agent or registrar who has signed or whose facsimile signature has been placed upon a certificate shall have ceased to be such officer, transfer agent or registrar before such certificate is issued, it may be issued by the Corporation with the same effect as if such person were an officer, transfer agent or registrar at the date of issue.

        6.5.2 Any such certificate shall also contain such legend or other statement as may be required by the California General Corporation Law, the Corporate Securities Law of 1968, the federal securities laws and any agreement between the Corporation and the shareholders thereof.

        6.5.3 Certificates for shares may be issued prior to full payment under such restrictions and for such purposes as the Board of Directors or these Bylaws may provide; provided, however, that any such certificate so issued prior to full payment shall state on the face thereof the amount of the consideration remaining unpaid and the terms of payment thereof.

        6.5.4 No new certificate for shares shall be issued in lieu of an old certificate unless the latter is surrendered and canceled at the same time; provided, however, that a new certificate will be issued without the surrender and cancellation of the old certificate if (i) the old certificate is lost, apparently destroyed or wrongfully taken, (ii) the request for the issuance of the new certificate is made within a reasonable time after the owner of the old certificate has notice of its loss, destruction or theft, (iii) the request for the issuance of a new certificate is made prior to the receipt of notice by the Corporation that the old certificate has been acquired by a bona fide purchaser, (iv) the owner of the old certificate files a sufficient indemnity bond with, or provides other adequate security to, the Corporation and (v) the owner satisfies any other reasonable requirements imposed by the Corporation. In the event of the issuance of a new certificate, the rights and liabilities of the Corporation, and of the holders of the old and new certificates, shall be governed by the provisions of the California Uniform Commercial Code.

6.6     Representation of Shares of Other Corporations
        ----------------------------------------------

        6.6.1 The president or any vice president and the secretary or any assistant secretary of the Corporation are authorized to vote, represent and exercise on behalf of the Corporation all rights incident to any and all shares of any other corporation or corporations standing in the name of the Corporation. The authority herein granted to said officers to vote or represent on behalf of the Corporation any and all shares held by the Corporation in any other corporation or corporations may be exercised either by such officers in person or by any other person authorized to do so by proxy or power of attorney duly executed by said officers.

6.7     Inspection of Bylaws
        --------------------

        6.7.1 The Corporation shall keep at its principal executive office in California or, if its principal executive office is not in California, then at its principal business office in California (or otherwise provide upon written request of any shareholder) the original or a copy of these Bylaws as amended or otherwise altered to date, certified by the secretary, which shall be open to inspection by the shareholders at all reasonable times during regular business hours.

6.8     Construction and Definitions
        ----------------------------

        6.8.1 Unless the context otherwise requires, the general provisions, rules of construction and definitions contained in the California General Corporation Law shall govern the construction of these Bylaws. Without limiting the generality of the foregoing, the masculine gender includes the feminine and neuter, the singular number includes the plural and the plural number includes the singular, and the term "person" includes a corporation as well as a natural person.


                      ARTICLE 7 -_Amendments
                      ----------------------

7.1     Power of Shareholders
        ---------------------

        7.1.1 New bylaws may be adopted or these Bylaws may be amended or repealed by the affirmative vote of a majority of the outstanding shares entitled to vote, or by the written consent of shareholders entitled to vote such shares, except as otherwise provided by law or by the Articles of Incorporation of the Corporation.

7.2     Power of Directors
        ------------------

        7.2.1 Subject to the right of shareholders as provided in Section 7.1 above to adopt, amend or repeal bylaws, bylaws other than a bylaw or amendment thereof changing the authorized number of directors may be adopted, amended or repealed by the Board of Directors, except as specifically set forth in the Articles of Incorporation or these Bylaws to the contrary.


7.3     Records of Amendments
        ---------------------

        7.3.1 Whenever an amendment or new bylaw is adopted, it shall be filed in the appropriate place in the minute book of the Corporation with the original Bylaws. If any bylaw is repealed, the fact of repeal with the date of the meeting at which the repeal was enacted or written consent was filed shall be stated in said book.


                        Mail Boxes Etc.

                      Amendment to Bylaws


Article 3.2 of the Bylaws is amended to read as follows:

"3.2     Number and Qualifications of Directors

         a. The number of Directors of the Corporation shall not be less than five nor more than nine until changed by amendment of the Articles of Incorporation or by a bylaw amending the section, duly adopted by the vote or written consent of holders of a majority of the outstanding shares entitled to vote; provided that a proposal to reduce the authorized minimum number of directors below five cannot be adopted if the votes cast against its adoption at a meeting or the shares not consenting in the case of action by written consent, are equal to more than 16-2/3 percent of the outstanding shares entitled to vote. The exact number of directors shall be set from time to time, within the limits specified in the Articles of Incorporation or in this section by a bylaw or amendment thereof, duly adopted by the shareholders or by the board of directors; and

         b. Subject to the foregoing provisions for changing the number of directors, the exact number of directors of this Corporation shall be seven."


                    -----------------------------

     The undersigned, Bruce M. Rosenberg, Secretary of Mail Boxes

     Etc., a Corporation duly created, organized and existing under and by virtue of the laws of the State of California, does hereby certify that the foregoing is a true and correct copy of a resolution duly adopted by the Board of Directors of said

     Corporation, at a meeting of said Board duly held on May 23,

     1995, and does hereby further certify that said resolution is now in full force and effect and has not been rescinded,

     vacated or modified in any way.



                 IN WITNESS WHEREOF, the undersigned has set his hand and affixed the Corporate Seal of said Corporation on this 23rd day of May, 1995.


                              Bruce M. Rosenberg
                            ________________________________
                            Bruce M. Rosenberg
                            Secretary of Mail Boxes Etc.




                                                       EXHIBIT 13.1


                             ANNUAL REPORT


FIVE-YEAR SUMMARY OF SELECTED FINANCIAL DATA

Selected Financial Data
  -- Amounts in thousands except per share data
                                                     Fiscal Years Ended April 30,
                                            1995      1994      1993      1992      1991
REVENUE:
   Royalty and marketing fees            $24,674   $19,972   $15,935   $12,796   $10,082
   Franchise fees                          8,670     7,837     9,790     9,198     7,198
   Sales of supplies and equipment        10,020    10,820     9,416     9,203     9,088
   Interest income on leases and other     5,424     3,972     4,063     4,441     3,523
   Company centers                         1,564     1,059     1,051     1,019       765
                                         -------  --------   -------   -------   -------
       TOTAL REVENUES                     50,352    43,660    40,255    36,657    30,656

COST AND EXPENSES:
   Franchise operations                   12,506    10,480     8,484     7,158     5,791
   Franchise development                   5,090     3,896     4,077     4,085     3,536
   Cost of supplies and equipment          7,915     8,914     7,697     7,778     7,695
   Marketing                               4,630     3,713     3,112     3,260     3,683
   Administration                          7,878     6,105     4,776     4,664     3,342
   Company centers                         1,598     1,026     1,019     1,000       746
                                         -------   -------   -------   -------   -------
       TOTAL COST AND EXPENSES            39,617    34,134    29,165    27,945    24,793

Interest on investments and other            447       642       509       418       355

Insurance recovery                           ---       ---       ---       ---       400
                                         -------   -------   -------   -------   -------

Income before taxes                       11,182    10,168    11,599     9,130     6,618

Provision for income taxes                 4,412     4,136     4,716     3,670     2,598

NET INCOME                               $ 6,770   $ 6,032   $ 6,883   $ 5,460   $ 4,020
                                         =======   =======   =======   =======   =======

NET INCOME PER SHARE                     $  0.60   $  0.49   $  0.56   $  0.46   $  0.36
                                         =======   =======   =======   =======   =======

Balance sheet data at April 30:
   Total assets                          $64,293   $55,211   $56,178   $44,148   $32,049
   Long-term debt                          1,337       ---       ---       ---       ---
   Shareholders' equity                   52,145    50,115    49,508    38,097    28,489
   Working capital                        22,564    24,102    26,674    19,520    17,114


To date, the company has not declared or paid any cash dividends on its common stock.

Domestic Centers Fiscal Years Ended April 30,
OPERATING DATA                                        1995    1994    1993    1992    1991
MBE Centers opened                                     264     305     333     270     280
Left system                                             25      17      16       7       6
MBE Centers closed                                      26      20      25      29      22
MBE Centers operating                                2,378   2,165   1,897   1,605   1,371

INTERNATIONAL CENTERS FISCAL YEARS ENDED APRIL 30,
MBE Centers opened                                     114     113      70      24       4
MBE Centers closed                                       2       6       1       0       1
MBE Centers operating <F5>                             327     215     108      39      15

<F5>
These centers are under different arrangements than the domestic centers for the payment of franchise fees and royalties to the master licensees and MBE.

Management's Discussion and Analysis

FOR FISCAL YEARS ENDED APRIL 30, 1995, 1994 AND 1993

Overview

Mail Boxes Etc. ("MBE" or the "company") worked aggressively during FY95 to build a strong foundation for future growth. The financial results for FY95 reflect these positive developments. Revenues increased to an all time high of $50.4 million, an increase of 15% over FY94, and earnings per share climbed to a record of $0.60 per share, an increase of 22%.

The network grew to a total of 2,705 centers worldwide (2,378 in the U.S. and 327 internationally). This helped propel the strong royalty and marketing fee growth of 24% achieved during FY95. Recurring revenues, of which royalties and marketing fees are the primary component, increased to over 61% of total revenues, up from 57% in FY94.

During FY95 MBE also experienced a turnaround for individual center sales in the U.S. After a slow start during the first quarter of FY95, sales of individual domestic franchises have returned to historical growth patterns. Management continues to make increasing domestic franchise sales a top priority and has instituted organizational changes in an effort to improve those results even further.

REVENUES

Total revenues increased 15% for FY95 and 8% for FY94. As more fully described below, the FY95 revenue growth resulted primarily from an increase in royalty and marketing fees which resulted from an increase in same-store sales and an increase in the number of centers in the system.

Revenues from royalty and marketing fees increased by 24% during FY95 and 25% during FY94. These increases are the result of growth of the network through the opening of 264 individual centers and a 20 percent increases in same-store sales.

MBE believes that the growth in same-store sales during FY95 was due in part to the national television advertising program launched at the beginning of the fiscal year. Without this program, management believes that this increase would have been about 15%. While management believes the effect of the national television advertising program will continue to be beneficial, there is no assurance that the rate of last year's sales growth will continue.

The increase in royalty and marketing fees attributable to these two factors for each fiscal year is:
                                     FY95      FY94      FY93
                                      (amounts in thousands)
Centers open less than 1 year      $1,450    $1,418    $1,285
Centers open more than 1 year      $3,252    $2,619    $1,854

The increase in these revenues amounted to $4.7 million in FY95 and $4.0 million in FY94. New centers opened (264 in FY95, 305 in FY94 and 333 in FY93) also contributed to the strong royalty growth rates shown above.

Total franchise fees - individual, area, resale, renewal and master licenses - increased by 11% during FY95 and decreased by 20% in FY94. The following table shows the number of sales for the primary categories during each of the last three years:
                                    FY95     FY94     FY93
Individual sales                     312      270      334
Foreign countries sold                17       19        4
Area franchise sales (U.S. only)       0        1        8

Individual center franchise fees were up by 7% during FY95 compared to a decrease of 6% in FY94. The increase during FY95 resulted from 42 more franchises being sold while the decrease in FY94 was due to 64 fewer franchises being sold. Master license sales continued strong during FY95. MBE believes however, that master license sales may not be a significant source of revenue during FY96 and beyond and that the timing of these sales will not be predictable.

Sales of supplies and equipment decreased by 7% in FY95 and increased by 15% in FY94. The sales margin was 21% in FY95 and 18% in FY94 and FY93. The sales margin increased due to a more favorable sales mix in FY95 compared to FY94 and FY93.

Interest income on equipment leases and other income increased by 37% during FY95 and decreased by 2% during FY94. The components of this revenue category include interest income earned on leases and notes, finance charges, late fees, and various administrative fees. The FY95 increase resulted from additional financing programs made available to franchisees, the sale of MBEnet software to the network and other added service revenues. In addition, the administrative fees on national vendor contracts increased as the transaction volumes increased.

MBE added two new company centers during FY95. One of these centers is about twice the size of a typical MBE center and the other is located in a downtown highrise office building. Consequently, company centers' revenues grew by 48% in FY95 compared to 1% in FY94. The company centers' combined operating margin was negative in FY95 compared to positive margins in FY94 and FY93. These centers serve as test sites for new products and ideas and to train company employees and new franchisees. As such, their primary objective is to develop and test new products and services and, as a result, their operating expenses are higher than might be experienced by a typical owner-operated franchise.

COSTS AND EXPENSES

Total costs and expenses increased by 16% during FY95 and 17% during FY94. Costs and expenses were 79% of revenues during FY95 and 78% during FY94 and 72% in FY93.

Franchise operations expenses, which are incurred to provide operational support to the network, increased by 19% in FY95 and 24% in FY94. These expenses include royalties paid to area franchisees to support the network. These costs will generally increase as the network's royalty revenues increase.

Franchise development expenses increased by 31% during FY95 and decreased by 4% during FY94. The increase during FY95 reflects increased domestic and international sales efforts and the resultant higher commissions paid. The reduction in expenses during FY94 was the result of having to pay fewer sales commissions.

Marketing expenses increased by 25% during FY95 and 19% in FY94. These expenses will continue to grow as the network grows.

General and administrative expenses increased by 29% during FY95 and 28% during FY94. The increase in FY95 was primarily due to increases in bad debt reserves and in litigation expenses as the company vigorously defends itself against lawsuits. The increase in FY94 was primarily due to greater bad debt reserves for notes receivable. Overall, these expenses will continue to increase as the domestic and international network grows.

The company's effective tax rates were 39.5% in FY95 and 40.7% in FY94 and in FY93. The provision for income taxes is computed in accordance with the Statement of Financial Accounting Standards No. 109, which became effective for the company's fiscal year 1994.

NET INCOME AND INCOME PER SHARE

Net income increased by 12% in FY95 and decreased by 12% in FY94. Earnings per share increased by 22% during FY95 and decreased by 13% during FY94. The increase in EPS during FY95 was partially due to the repurchase of 564,000 shares of the company's stock in FY95 and 765,000 shares during the fourth quarter of FY94.

LIQUIDITY AND CAPITAL RESOURCES

The company believes that it has adequate financial resources for its present and projected operating requirements. The following table summarizes MBE's cash and working capital position at the end of the last three years:
                                      FY95       FY94       FY93
                                        (amounts in thousands)
Cash and short-term investments    $10,428    $10,691    $17,470
Working capital                    $22,564    $24,102    $26,674


The decline in the amount of cash and short-term investments and working capital during FY95 and FY94 was the result of management's decision to use a portion of these funds to repurchase shares of MBE's common stock. During FY95 MBE repurchased 564,000 shares of stock at a cost of about $4.8 million. During FY94 MBE repurchased 765,000 shares of stock at a cost of about $6.3 million and during FY93 MBE repurchased 50,000 shares of stock at a cost of about $600,000. In May 1995, the company announced that its board of directors granted management the authority to repurchase an additional 1,000,000 shares. This brings the total remaining shares that management is authorized to repurchase to 1,121,000 shares.

During the second quarter of FY95, the company obtained a $7,000,000 line of credit from a bank. At year end, MBE was using approximately $1,600,000 of the line of credit to advance funds to the franchisees' National Media Fund for advanced media purchases. Interest on this advance is paid by the National Media Fund.

The company has become subject to various lawsuits and claims from its franchisees and employees in the course of conducting its business. The company intends to vigorously defend these actions, and believes that the ultimate resolution will not have a material adverse effect on the company's financial condition or liquidity. However, there can be no assurance that an unfavorable result would not have a material adverse effect on the company's operating results.

The company's international position has improved during FY95 but the master licensee and individual franchisees in Mexico did suffer as a result of the devaluation of the peso. Other countries also suffered because of economic conditions, but their impact was less. MBE did, however, continue to grow its international network with the sale of four master licenses adding 17 additional countries and with the current master licensees selling 114 additional franchises.

While it is difficult to assess potential effects of federal and state legislation in the U.S. that may impact the industry, the company does not anticipate any material, adverse effects from such legislation at this time.

The company experiences competition from several sources. Direct competition comes from other national chains and independents and from specialty service providers, such as copy centers, quick print centers and office supply companies. There is growing competition from the United States Postal Service, as it attempts to compete with the MBE concept with its Postal Service Centers that are located in shopping centers. To meet these competitive threats, MBE is responding on several fronts. The company is continuing to explore ways of adding additional prot centers, such as color copying, "no-limit" shipping, and continued expansion of the national accounts programs. MBE is also attempting to strengthen its already strong customer service image by encouraging centers to extend their hours to meet growing customer demands. Finally, MBE has ongoing training and educational programs for its franchisees that cover topics ranging from customer service to marketing products to new and existing customers. MBE believes that these programs, combined with the national television advertising program, will enable it to compete successfully in a competitive world market.

UPS packing and shipping revenues are significant to the company, as described in footnote 13. Because of this, a prolonged strike against UPS by its union could have an adverse effect on the company's royalty and marketing fee revenues.

CHANGES IN FINANCIAL CONDITION

At year-end, the company had $390,841 in cash and cash equivalents and $10.0 million in short-term investments. The company's operating activities generated a cash flow of $1.1 million in FY95. The primary use of cash in operations is to finance the growth and expansion of the network, both domestically and internationally. The company has elected to finance this expansion internally because it receives a higher return than can be achieved through short-term investments. In the past, the company has obtained external financing for the network, and management believes that it could be obtained in the future, if desired.

The company's investing activities provided $2.2 million in FY95. Principal re-payments on leases were the primary source of these funds.
Financing activities used $3.2 million in FY95 primarily to repurchase stock. The borrowings by MBE were used to purchase up-front advertising for the National Media Fund.

The company does not plan to fundamentally change its operating practices with regard to cash management in the foreseeable future. It believes that the practice of primarily financing its growth and expansion internally is appropriate for both the company and the network.
Management will, however, continue to enter into external financing arrangements if appropriate. Management further believes that its existing capital resources, combined with the cash expected to be generated from its operating activities, will be adequate to fund the company's cash needs for the foreseeable future unless substantial adverse judgements are received in any of the lawsuits in which the company is involved.

CONSOLIDATED BALANCE SHEETS
Assets                                                              April 30,
                                                             1995             1994
CURRENT ASSETS:
   Cash and cash equivalents                            $   390,841    $   251,055
   Restricted cash - franchisee deposits                  1,613,569      1,361,125
   Short-term investments                                10,036,718     10,439,792
   Accounts receivable, net of allowance for
      doubtful accounts of$1,212,000 and $720,000,
      at April 30, 1995 and 1994,respectively             6,723,128      5,864,072
   Receivable from National Media Fund                    1,600,000            ---
   Inventories                                              983,095      1,026,946
   Current portion of notes receivable                    6,065,275      4,046,767
   Current portion of net investment in sales-type
      and direct financing leases                         2,488,654      2,423,514
   Deferred income taxes                                  1,453,583        822,178
   Re-acquired area and center rights held for resale     1,015,744      1,536,316
   Other                                                  1,005,482      1,426,237
                                                        -----------    -----------
      TOTAL CURRENT ASSETS                               33,376,089     29,198,002


   Notes receivable, net                                 11,429,381      8,625,731
   Net investment in sales-type and direct
      financing leases                                    8,839,949      9,403,611
   Property and equipment:
      Land                                                1,200,000      1,200,000
      Building and improvements                           4,178,290      4,187,678
      Office furniture and equipment                      3,486,148      3,385,531
      Vehicles                                              194,697        133,950
         Total property and equipment                     9,059,135      8,907,159
         Less accumulated depreciation and amortization   3,444,075      2,758,634
                                                        -----------    -----------
         NET PROPERTY AND EQUIPMENT                       5,615,060      6,148,525

   Excess of cost over assets acquired, net of
      accumulated amortization of $492,139 and $434,743
      at April 30, 1995 and 1994, respectively              498,078        422,912
   Re-acquired area rights, net of accumulated
      amortization of $79,000                             3,030,670            ---
   Deferred income taxes                                    651,322        254,006
   Other assets                                             852,555      1,158,551
                                                        -----------    -----------
      TOTAL ASSETS                                      $64,293,104    $55,211,338
                                                        ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                     $ 1,151,375    $   732,462
   Franchisee deposits 2,152,904 1,405,606
   Royalties, referrals and commissions payable           2,448,624      1,838,654
   Accrued employee expenses and related taxes            1,462,933        766,283
   Other accrued expenses                                 1,173,580        353,092
   Income taxes payable                                     717,381            ---
   Current maturities of debt and notes payable           1,704,848            ---
                                                        -----------    -----------
      TOTAL CURRENT LIABILITIES                          10,811,645      5,096,097

   Long-term debt, net of current maturities              1,336,627            ---
   Commitments and contingencies

   SHAREHOLDERS' EQUITY:
      Preferred stock, no par value, 10,000,000 shares
         authorized, with none issued and outstanding           ---            ---
      Common stock, no par value, 40,000,000 shares
         authorized, with 11,058,387 and 11,569,146
         shares issued outstanding at April 30, 1995
         and 1994, respectively                          14,454,524     19,194,693
      Retained earnings                                  37,690,308     30,920,548
                                                        -----------    -----------
         TOTAL SHAREHOLDERS' EQUITY                      52,144,832     50,115,241

         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY     $64,293,104    $55,211,338
                                                        ===========    ===========
See accompanying notes


Consolidated Statements of Income
                                                           Fiscal Years Ended April 30,
                                                      1995           1994            1993
REVENUE:
   Royalty and marketing fees                     $24,673,334     $19,971,701     $15,935,029
   Franchise fees                                   8,670,247       7,836,691       9,790,641
   Sales of supplies and equipment                 10,020,084      10,820,267       9,415,793
   Interest income on leases and other              5,423,814       3,971,659       4,062,784
   Company centers                                  1,564,185       1,059,436       1,051,398
                                                  -----------     -----------     -----------
      TOTAL REVENUES                               50,351,664      43,659,754      40,255,645

COST AND EXPENSES:
   Franchise operations                            12,505,890      10,479,805       8,483,716
   Franchise development                            5,089,674       3,896,280       4,077,553
   Cost of supplies and equipment sold              7,915,479       8,914,279       7,697,111
   Marketing                                        4,630,485       3,712,932       3,111,974
   General and administrative                       7,878,042       6,104,340       4,776,235
   Company centers                                  1,597,518       1,025,932       1,018,954
                                                  -----------     -----------     -----------
      TOTAL COST AND EXPENSES                      39,617,088      34,133,568      29,165,543

Operating Income                                   10,734,576       9,526,186      11,090,102
Interest on investments and other                     447,093         642,078         508,753
Income before provision for income taxes           11,181,669      10,168,264      11,598,855
Provision for income taxes                          4,411,909       4,136,022       4,715,411
      NET INCOME                                  $ 6,769,760     $ 6,032,242     $ 6,883,444
                                                  ===========     ===========     ===========

NET INCOME PER COMMON SHARE:                      $      0.60     $      0.49     $      0.56
                                                  ===========     ===========     ===========
Weighted average common and common
   equivalent shares outstanding                   11,356,645      12,433,264      12,380,795
                                                  ===========     ===========     ===========

See accompanying notes

Consolidated Statements of Shareholders' Equity
                                                 Common Stock            Retained
                                            Shares          Amount       Earnings          Total
BALANCE, APRIL 30,1992                  11,843,218     $20,091,746    $18,004,862    $38,096,608

Exercise of employee stock options         100,616         569,100                       569,100
Common stock repurchased                   (58,267)       (733,515)                     (733,515)
Issuance of common stock to UPS            381,279       4,692,222                     4,692,222
Net income                                                              6,883,444      6,883,444
                                        ----------     -----------    -----------    -----------
BALANCE, APRIL 30,1993                  12,266,846      24,619,553     24,888,306     49,507,859

Exercise of employee stock options          72,193         428,682                       428,682
Common stock repurchased                  (769,893)     (6,316,542)                   (6,316,542)
Income tax benefit from stock option
   activity                                                463,000                       463,000
Net income                                                              6,032,242      6,032,242
                                        ----------     -----------    -----------    -----------
BALANCE, APRIL 30,1994                  11,569,146      19,194,693     30,920,548     50,115,241

Exercise of employee stock options
   and other                               146,171         927,601                       927,601
Common stock repurchased                  (656,930)     (5,680,720)                   (5,680,720)
Income tax benefit from stock option
   activity                                                 12,950                        12,950
Net income                                                              6,769,760      6,769,760
                                        ----------     -----------    -----------    -----------
BALANCE, APRIL 30, 1995                 11,058,387     $14,454,524    $37,690,308    $52,144,832
                                        ==========     ===========    ===========    ===========
See accompanying notes

Consolidated Statements of Cash Flows
                                                                     Fiscal Years Ended April 30,
                                                                                    1995          1994           1993
OPERATING ACTIVITIES:
   Net income                                                                   $6,769,760     $6,032,242     $6,883,444
   Adjustments to reconcile net income to net cash provided from
   (used in) operating activities:
      Depreciation and amortization                                              1,024,365      1,053,871        847,681
      Gain on sale of equipment under sales type lease agreements                 (681,063)      (965,201)      (892,530)
      Increase in allowance for bad debts                                        1,235,971        657,928         38,084
      Loss on retirement of fixed assets                                           122,345         22,486          2,158
      Deferred income taxes                                                     (1,022,766)      (843,157)      (220,836)
   Changes in assets and liabilities:
      Restricted cash                                                             (252,444)       624,403       (226,581)
      Accounts and notes receivable                                             (7,385,527)    (4,772,011)    (3,153,196)
      Receivable from National Media Fund                                       (1,600,000)           ---            ---
      Assets leased to franchisees and inventories                              (1,999,340)    (3,688,989)    (4,015,360)
      Re-acquired area and center rights held for resale                           260,572       (426,763)    (1,109,553)
      Other current assets                                                         420,755       (724,394)       759,834
      Other assets                                                                 173,434       (206,326)      (468,527)
      Accounts payable                                                             418,913       (295,223)        76,208
      Franchisee deposits                                                          747,298       (630,312)       276,971
      Royalties, referrals and commissions payable                                 609,970        159,672        184,668
      Accrued employee expenses and related taxes                                  696,650       (172,427)        61,854
      Other accrued expenses                                                       820,488         16,586         89,212
      Income taxes payable                                                         730,331       (188,953)       (82,249)
                                                                                ----------     ----------     ----------
           NET CASH FLOWS PROVIDED FROM (USED IN)
              OPERATING ACTIVITIES                                               1,089,712      (4,346,568)     (948,718)

INVESTING ACTIVITIES:
   Net changes in short-term investments                                           388,074       5,685,219    (8,201,065)
   Additions to property and equipment                                            (476,559)       (438,070)   (1,072,602)
   Principal payments received on sales-type leases                              3,222,776       3,893,448     4,184,342
   Re-acquired area rights                                                        (886,618)            ---           ---
                                                                                ----------     ----------     ----------
           NET CASH FLOWS PROVIDED FROM (USED IN)
              INVESTING ACTIVITIES                                               2,247,673       9,140,597    (5,089,325)

FINANCING ACTIVITIES:
   Borrowing under revolving loan                                                3,800,000             ---           ---
   Repayments under revolving loan                                              (2,200,000)            ---           ---
   Repayments on notes payable                                                     (53,525)            ---           ---
   Repurchase of common shares                                                  (5,680,720)     (6,316,542)     (733,515)
   Proceeds from the issuance of common stock                                      936,646         428,682     5,261,322
                                                                                ----------     ----------     ----------
           NET CASH FLOWS PROVIDED FROM (USED IN)
              FINANCING ACTIVITIES                                              (3,197,599)     (5,887,860)    4,527,807

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                   139,786      (1,093,831)   (1,510,236)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                     251,055       1,344,886     2,855,122

CASH AND CASH EQUIVALENTS AT END OF YEAR                                        $  390,841      $  251,055    $1,344,886
                                                                                ==========     ==========     ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the year for income taxes                                   $5,479,348      $5,965,372    $5,129,830
   Interest expense                                                                 98,495          32,210           ---

SUPPLEMENTAL SCHEDULE OF NON-CASH ACTIVITIES:
   Equipment sold under sales-type leases                                      $ 2,724,254      $4,596,193    $4,697,528
   Cost of equipment sold under sales-type leases                                2,043,191       3,630,992     3,804,998
   Notes payable issued in connection with re-acquired area rights               1,495,000             ---           ---
   Accounts and notes forgiven in connection with re-acquired area rights          468,342             ---           ---
   Exchange of area rights                                                         260,000             ---           ---

See accompanying notes

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies Selected Organization
Mail Boxes Etc. (the company) was incorporated in November, 1983, as a California corporation. It operates through one wholly-owned subsidiary, Mail Boxes Etc. USA, Inc. This subsidiary grants territorial franchise rights for the operation or sale of service centers specializing in postal, packaging, business, and communications services. The purchase price paid by the company to acquire this subsidiary exceeded the subsidiary's net assets by $857,655; the excess is being amortized on the straight-line method over 20 years.

The company provides franchisees with a system of business training, advice regarding site location, marketing, advertising programs and management support designed to assist the franchisee in opening and operating MBE Centers.

Principles of Consolidation

The consolidated financial statements include the accounts of the company and its subsidiary. All significant intercompany transactions and balances have been eliminated in consolidation.

Revenue Recognition

The company enters into area and individual franchise agreements in the United States and master license agreements in other countries. Area franchise agreements grant the area franchisee the exclusive right to market individual franchise centers for the company in the area franchisee's territory. The area franchisee generally receives a commission on individual franchises sold as well as a share of future royalties earned by the company from centers in the area franchisee's territory. Individual franchise agreements grant the individual franchisee the exclusive right to open and operate a franchise center in the individual franchisee's territory.

Franchise fee revenue is recognized upon completion of all significant initial services provided to the franchisee, area franchisee or master licensee and upon satisfaction of all material conditions of the franchise agreement, area franchise agreement or master license.

For individual franchise sales, the significant initial obligations that must be completed before any revenue is recognized are: the site is located, a store lease is in place, the franchise agreement has been signed, the store design and layout is complete, all manuals and systems have been provided, and training at MBE is completed.

For area franchise sales, the significant initial obligations that must be completed before any revenue is recognized are: all operating manuals are provided, training is completed and a pilot center is opened.

For master license agreements, the significant initial obligations that must be completed before any revenue is recognized are: all operating manuals are provided and training is completed.

Revenue is recognized using the installment method when the revenue is collectable over an extended period and no reasonable basis exists for estimating collectibility.

On a monthly basis, all individual franchisees are required to pay royalty and marketing fees to the company based upon a percentage of each franchisee's sales (as defined). Such fees are recognized as revenue based upon reported or estimated sales activity by the franchisees. Revenue from sales of supplies and equipment is recognized when orders are shipped.

Prior to FY95 the company acted as trustee for certain advertising fees received from the franchisees. The funds were refunded to the franchisees as cost reimbursement associated with local advertising programs. Such fees, amounting to $1,426,473 at April 30, 1994, are not included in the accompanying financial statements. In FY95, the National Media Fund was created to administer national advertising programs. The National Media Fund is managed by a committee of area franchisees, franchisees and MBE. Certain advertising fees, based on franchisees' sales (as defined), are collected by the company for the National Media Fund. Such advertising fees are not included in the accompanying financial statements. As of April 30, 1995, the company had advanced $1,600,000 to the National
Media Fund to fund certain national advertising programs. These advances, including interest, are to be repaid to the company during FY96 based on the collection of the advertising fees and availability of funds.

Cash, Cash Equivalents and Short-Term Investments

The company considers cash equivalents to be those instruments which have original maturities of three months or less.

In May 1993, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 115, "Accounting for Certain Investments in Debt and Equity Securities," effective for fiscal years beginning after December 15, 1993. The company adopted the new standard beginning May 1, 1994. The cumulative effect of the adoption of Statement No. 115 was immaterial. Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. Debt securities for which the company does not have the intent or the ability to hold to maturity are classified as available for sale along with the company's investments in equity securities.

Securities classified as available for sale are carried at fair value, with unrealized gains and losses, net of tax, reported in a separate component of stockholders' equity. At April 30, 1995, the company had no investments that were classified as trading or held to maturity as defined by Statement No. 115.

Realized gains and losses are included in interest income. The cost of securities sold is based on the specific identification method. Interest on securities classified as available for sale is included in interest income.

The following is a summary of cash and the estimated fair value of available for sale securities by balance sheet classification at April 30, 1995:
Cash and cash equivalents:
   Cash                                                     $   160,872
   Money market fund                                            229,969
Short-term investments:
   Mutual fund preferred equity securities                   10,036,718

Total cash, cash equivalents and short-term investments     $10,427,559

The estimated fair value of each investment approximates the amortized cost, and therefore, there are no unrealized gains or losses as of April 30, 1995.

"Restricted cash-franchisee deposits" is the amount that prospective franchisees have deposited into a separate escrow account managed by MBE. When all of the requirements for recognizing revenue for an individual, area or master license sale are completed (see the "Revenue Recognition" section of Note 1), then the deposit amount is transferred from this separate account into MBE's regular account and the revenue from the sale is recognized. If MBE's obligations are not completed then these deposits are usually refundable. The account, "Franchisee deposits", in the liability section of the balance sheet includes the restricted cash deposit amount plus any other monies deposited with MBE by its franchisees. These amounts are either not refundable or they are not related to a sale.

Concentration of Credit Risk

The company invests its excess cash in debt and equity instruments of financial institutions and corporations with strong credit ratings. The company has established guidelines relative to diversification and maturities that attempt to maintain safety and liquidity. These guidelines are periodically reviewed and modified to take advantage of trends in yields and interest rates. The company has not experienced any significant losses on its cash equivalents or short-term investments.
Receivables from franchisees include trade receivables, lease receivables and notes receivable. Credit is extended based on an evaluation of the franchisees' financial condition. Sales-type and direct financing leases are collateralized by the leased equipment and fixtures. Trade receivables are not collateralized. However, the center ownership transfer process requires that amounts owed be paid when a center is transferred. Notes receivable from area franchisees and master licensees are collateralized by the area rights or master license rights, respectively. Credit losses are provided for in the financial statements.

Inventories

Inventories consist of supplies and equipment held for resale to franchisees and equipment held for lease. Inventories are recorded at the lower of cost (first-in, first-out method) or market.

Re-Acquired Individual and Area Franchise Rights

The company repurchases franchise rights for two primary reasons. The company may repurchase area rights with the intention of developing a better support system and then re-selling the area(s) within a short period of time. The company may acquire individual center rights to upgrade the center and then re-sell it within a short period of time. The company had an investment of approximately $1,015,744 and $1,536,316 in such individual and area rights at April 30, 1995 and 1994, respectively. The company may also repurchase the area rights with the primary intention of retaining the royalties normally shared with the former area franchisees and maintaining such rights as long-term investments. The company had an investment of $3,030,670 in such area rights at April 30, 1995. Area franchise rights held as long-term investments are amortized over a period of 20 years.

Property and Equipment

Property and equipment is stated at cost. Depreciation and amortization is computed using the straight-line method over the following estimated useful lives:

   Building                                 31.5 years
   Building improvements               12.5-31.5 years
   Office furniture and equipment            3-5 years
   Vehicles                                    3 years

Net Income Per Common Share

Earnings per share are based on the weighted average number of common shares and common share equivalents outstanding during the period.

Reclassifications

Certain amounts in the FY94 and FY93 consolidated financial statements have been reclassified to conform to the FY95 presentation.

Income Taxes

Effective May 1, 1993, the company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Under Statement 109, the liability method is used to account for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Prior to the adoption of Statement 109, the company accounted for income taxes under the deferred method. Under the deferred method, deferred tax expense was based on items of income and expense that were reported in different years in the financial statements and tax returns and were measured at the rate in effect in the year the difference originated.
As permitted by Statement 109, the company has elected not to restate the financial statements of any prior years. The effect of the change on income taxes for the year ended April 30, 1994, and the cumulative effect of the change were not material (see Note 6).

2. Notes Receivable

Notes receivable consist of the following at April 30:
                                                       1995        1994
Notes with interest rates ranging from 8%-14%,
from individual franchisees, due at varying
dates through 2003.                             $10,219,872    $4,993,646

Notes with interest rates ranging from 8%-14%,
from area franchisees due at varying dates
through 2003.                                     6,220,281     5,642,996

Notes with interest rates ranging from 8.5% -
11.75% from master licensees due at varying
dates through 2000.                               2,469,503     2,706,869

                                                 18,909,656    13,343,511
Less portion due within one year                 (6,065,275)   (4,046,767)
Less allowance for uncollectible notes           (1,415,000)     (671,013)

                                                $11,429,381   $ 8,625,731

Interest earned for the fiscal year ended
April 30:                                       $ 1,537,161   $   944,370


Scheduled principal maturities for notes receivable as of April 30, 1995, are as follows: 1996 - $6,065,275; 1997 - $3,246,742;
1998 - $3,007,360; 1999 - $2,823,326;  2000 - $1,945,077; and
thereafter - $1,821,876.

At April 30, 1995, the company is obligated to fund approximately
$700,000 under certain financing programs offered to franchisees.

3. Net Investment Sales _ Type and Direct Financing Leases

The company leases various types of office and computer equipment to franchisees under three-through eight-year lease agreements. The following summarizes the components of the net investment in sales-type and direct financing leases at April, 30:

                                                       1995           1994
Total minimum lease payments to be received     $15,429,281    $16,529,882
Less unearned income                             (4,100,678)    (4,702,757)
Net investment in sales-type and direct
financing leases                                 11,328,603     11,827,125
Less portion due within one year                 (2,488,654)    (2,423,514)

                                                 $8,839,949     $9,403,611

Interest earned during the year ended
April 30:                                        $1,525,308     $1,565,630

Annual minimum lease payments subsequent to April 30, 1995, are as follows: 1996 - $3,866,391; 1997 - $3,385,097; 1998 - $2,879,165;
1999 - $2,191,989; 2000 - $1,509,875; and thereafter - $1,596,764.

4. Debt

The company has a line of credit with a bank which allows maximum borrowings of $7,000,000. As of April 30, 1995, $5,400,000 is available for borrowing under the line of credit.

The line of credit, which is collateralized by substantially all assets of the company, bears interest at a rate based on LIBOR plus certain basis points (7.245% at April 30, 1995). The agreement expires on September 1, 1996, at which time all outstanding borrowing can be converted to a three year term loan, which would be payable in equal monthly installments.
The line of credit agreement contains various covenants, including limitations on additional indebtedness and maintaining certain financial ratios. The company was not in compliance with one of the notice requirements of the loan agreement during FY95, but received a waiver from the bank for this item.

5. Notes Payable

Long-term debt consists of notes payable to former area franchisees in connection with the repurchase of area franchise rights. Payments are made in monthly installments of $18,138, including interest at 8% per annum. Included in notes payable is $878,702 payable to a former area franchisee who, subsequent to April 30, 1995, accepted a position as an officer of the company.

Aggregate principal maturities on notes payable at April 30, 1995 are as follows: 1996 - $104,848; 1997 - $113,550; 1998 - $122,974;
1999 - $133,181; 2000 - $144,235; and thereafter - $822,687.

6. Income Taxes

The provision for income taxes consists of the following for each of the years ended April 30:

                                          Liability Method    Deferred Method
                                         1995          1994           1993
Current:
   Federal                         $4,352,630    $3,841,013     $3,854,547
   State                            1,088,000     1,138,009      1,081,700

                                    5,440,630     4,979,022      4,936,247
Deferred:
   Federal                           (889,491)     (732,000)      (228,483)
   State                             (139,230)     (111,000)         7,647

                                   (1,028,721)     (843,000)      (220,836)

                                   $4,411,909    $4,136,022     $4,715,411

The company has derived tax deductions measured by the excess of the market value over the option price at the date employee stock options were exercised. The cumulative related tax benefit of approximately $476,000 has been credited to common stock.

Significant components of the company's deferred tax assets for federal and state income taxes as of April 30 are:

Deferred tax assets:                     Liability Method
                                         1995          1994
Valuation reserves                 $1,678,689    $  627,400
State taxes                           294,818       352,384
Deferred compensation                 131,398        96,400
Total deferred tax assets          $2,104,905    $1,076,184

Deferred taxes result from timing differences in the recognition of revenue and expense for tax and financial reporting purposes. The sources of these differences and the related tax effects were as follows:

                                                            Deferred Method
                                                                      1993
Installment sales method of recognizing income                   $(208,836)
Franchise repurchase                                               203,114
Valuation reserves                                                  41,644
State franchise taxes                                             (271,900)
Other                                                               15,142

                                                                 $(220,836)

A reconciliation between the amount of tax computed by multiplying income before taxes by the applicable statutory rates and the amount of reported taxes is as follows:

                                          Liability Method    Deferred Method
                                          1995          1994           1993
Statutory rate                            34.0%         34.0%          34.0%
State tax net of federal tax benefit       5.6%          6.5%           6.2%
Other                                     (0.1%)         0.2%           0.5%

                                          39.5%         40.7%          40.7%

7. Stock Options

The company has granted options to officers and key employees under a stock option plan to purchase shares of the company's common stock.

Options are generally granted at prices equal to the fair market value of the shares at the date of grant and are generally exercisable in cumulative annual increments of 25% each year, commencing one year after the date of grant. At April 30, 1995, 407,619 options were exercisable and the company had 853,503 shares available for future grant under the stock option plan. Transactions under the stock option plan during FY95 and FY94 are summarized as follows:

                              Number of Shares        Price Per Share
Outstanding at April 30, 1992          638,152            $2.91-20.50
   Granted                             242,469            13.75-17.00
   Exercised                          (100,616)            3.23-12.13
   Cancelled                           (12,286)            4.13-13.75

Outstanding at April 30, 1993          767,719             2.91-20.50
   Granted                             227,593            10.50-12.75
   Exercised                           (72,193)             2.91-9.43
   Cancelled                           (76,304)            7.03-13.75

Outstanding at April 30, 1994          846,815             4.13-20.50
   Granted                             257,930              6.81-9.88
   Exercised                          (146,171)             4.13-7.74
   Canceled                            (44,359)            6.81-13.75

Outstanding at April 30, 1995          914,215             4.13-20.50

8. Shareholders Equity

On October 3, 1990, United Parcel Service (UPS) purchased 1,066,666 shares of common stock at $9.47 per share and warrants to purchase an additional 1,066,667 shares over the next three years. The total price paid by UPS for the stock and warrants was $11,268,000; related expenses were $596,161.The warrants entitled UPS to purchase 355,555 shares each October 3 from 1991 through 1993, at prices ranging from $10.13 to $14.58. UPS exercised its first and second group of warrants and purchased 355,555 shares on October 3, 1991, and 355,555 shares on October 3, 1992. UPS declined to exercise its null group of warrants in October 1993, and allowed them to expire because the exercise price was above the then current market price.

9. Franchise Fees

Franchise fees consist of the following for each of the years ended
April 30:

                                      1995            1994            1993
Individual franchises           $6,774,530      $6,310,116      $6,730,236
Area franchises                     57,700         217,560       1,258,620
Master licenses &
  international fees             1,170,274       1,142,034       1,713,246
Transfer and renewal fees          667,743         166,981          88,539

                                $8,670,247      $7,836,691      $9,790,641

10. Royalty Expenses

Royalties shared with area franchisees are included in franchise operations in the accompanying consolidated statements of income and are as follows: 1995 - $9,689,162; 1994 - $8,126,020; and 1993 - $6,402,906.

11. Employee Benefit Plans

In November 1988, the company adopted an amended and restated Stock Purchase and Salary Savings Plan (Plan) covering substantially all employees that have been employed for at least six months and meet other age and eligibility requirements. Employees may contribute up to ten percent of compensation per year (subject to a maximum limit by federal tax law) into various funds.

Profit-sharing contributions by the company to the Plan are made at the discretion of the Board of Directors and were $420,000, $120,000, and $163,000 for the years ended April 30, 1995, 1994 and 1993, respectively. At the discretion of the Board of Directors, the company may also make annual matching contributions to the Plan. Matching contributions for 1995, 1994 and 1993 were equal to 50% of the employee's contributions.

The company has entered into an employment agreement with its president and chief executive officer, under which the company agreed to obtain a split dollar life insurance policy for his benefit. The company contributed $100,000 in both FY95 and FY94, towards the funding of this policy. The company has retained an equity interest in this policy equal to the extent of its contributions. Consequently, there is no effect on the company's earnings as a result of these contributions. Contributions after FY95 will be determined annually by the Board of Directors.

12. Litigation

The company has become subject to various lawsuits and claims from its franchisees and employees in the course of conducting its business. The company intends to vigorously defend these actions and believes that the ultimate resolution will not have a material adverse effect on the company's financial condition or liquidity. However, there can be no assurance that an unfavorable result would not have a material adverse effect on the company's results of operations.

13. Related Party Transactions

A significant portion of the franchisees' revenues is generated by UPS services. The company receives royalty revenue based on revenues earned by the franchisees. The company recognized royalty and marketing fee revenues generated from UPS services of $7,410,000, $5,912,000, and $4,747,000 for the years ended April 30, 1995, 1994, and 1993, respectively.

14. Quarterly Information (Unaudited)

The following quarterly information includes all adjustments which management considers necessary for a fair statement of such information. For interim quarterly financial statements, the provision for income taxes is estimated using the best available information for projected results for the entire year (in thousands, except for per share data).

FY95                              First      Second      Third      Fourth
Total revenues                 $  9,726     $12,828    $14,715     $13,083
Total cost and expenses           7,963      10,225     11,087      10,342
Provision for income taxes          768       1,088      1,434       1,122
Net income                        1,114       1,587      2,316       1,753
Earnings per share                  .10         .14        .20         .16

FY94                              First      Second      Third      Fourth
Total revenues                  $10,384     $11,958    $12,369      $8,949
Total cost and expenses           7,262       9,046      8,846       8,980
Provision for income taxes        1,324       1,254      1,504          54
Net income                        1,933       1,832      2,199          68
Earnings per share                  .16         .15        .18         .01


Report of Ernst & Young LLP, Independent Auditors

Shareholders and Board of Directors
Mail Boxes Etc.

We have audited the accompanying consolidated balance sheets of Mail
Boxes Etc. as of April 30, 1995 and 1994, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended April 30, 1995. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Mail Boxes Etc. at April 30, 1995 and 1994, and the consolidated results of its operations and its cash flows for each of the three years in the period ended April 30, 1995, in conformity with generally accepted accounting principles.

June 8, 1995
San Diego, California

Shareholder Information

Communications

Mail Boxes Etc. shareholder publications (annual report, proxy statement and mid-year report) are mailed to all shareholders.

Investor Relations and Franchise Opportunities.

General questions about the company should be directed to Mail Boxes Etc., Investor Relations, 6060 Cornerstone Court West, San Diego, CA 92121-
3795 or Internet: gderrick@mbe.com. If you would like to receive the most recent MBE company information via fax, please call (800) 356-8065. For information on MBE franchise opportunities, call (800) 456-0414.

Annual Report on Form 10-K

To receive a copy of MBE's most recent annual report or Form 10-K, as led with the Securities and Exchange Commission, write to: Investor Relations, Mail Boxes Etc., 6060 Cornerstone Court West, San Diego, CA 92121-3795.

Common Stock Information

The shares of the company's common stock are traded in the Over-The-Counter market as reported by the NASDAQ National Market System under the symbol "MAIL". Options on MBE's common stock are traded on the New York Stock Exchange under the symbol "MAQ."

Independent Auditors

Ernst & Young LLP, 501 West Broadway, Ste. 1100, San Diego, CA 92101

Stock Transfer Agent and Registrar

First Interstate Bank, 707 Wilshire Blvd., Los Angeles, CA  90017

Annual Meeting

Mail Boxes Etc. annual shareholders' meeting will take place on Friday, August 25, 1995, at 10:30 a.m. (PDT) at the Wyndham Hotel, 5975 Lusk Blvd., San Diego, CA 92121.

On July 10, 1995 the closing stock price was $11.00. The approximate number of stockholders of record was 1,000 as of July 10, 1995.


Common Stock Data

NASDAQ price range of common stock.
FY Ended April 30,                      FY95                  FY94
   Quarter                          High     Low         High      Low
     First                        $ 9.31   $6.63       $14.25   $10.50
     Second                        10.50    6.75        14.25    12.63
     Third                         11.25    9.50        13.38    10.75
     Fourth                        10.38    9.38        11.00     7.75

To date, the company has not declared or paid any cash dividends on its common stock and does not expect to pay any dividends in the foreseeable future.


Board of Directors

Michael Dooling, Chairman of the Board
  General Partner, Jacaranda Partners (investment partnership) Anthony W. (Tony) DeSio, President, Chief Executive Officer
  and Vice Chairman of the Board
Robert J. DeSio, Vice President, Franchise Services
Richard J. Greene, Vice President, United Parcel Service
James F. Kelly, Chairman, Chief Executive Officer,
  Kelly, Anderson, Pethick & Associates, Inc. (management consulting rm)
Daniel L. LaMarche, Consultant to Integrated Marketing
  and Insurance Services
Committees of the Board
Executive Committee and Nominating Committee:
  Michael Dooling, Chairman; Anthony W. (Tony) DeSio and
  James F. Kelly
Audit Committee: James F. Kelly, Chairman; Michael Dooling,
  and Richard J. Greene
Compensation Committee: James F. Kelly, Chairman;
  Michael Dooling and Richard J. Greene

Company Officers

Anthony W. (Tony) DeSio
President, Chief Executive Ofcer and Vice Chairman of the Board
Roger A. Peters
Assistant to the President
Gary S. Grahn
Vice President, Finance and Administration, Chief Financial Ofcer
Bruce M. Rosenberg
Vice President, General Counsel and Secretary
Fred L. Morache
Vice President, Business Development
Ralph Askar
Vice President, Franchise Development
Robert J. DeSio
Vice President, Franchise Services
William Lange
Vice President, Marketing

                                                     EXHIBIT 23.1



          CONSENT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


We consent to the incorporation by reference in this Annual Report (Form 10-K) of Mail Boxes Etc. of our report dated June 8, 1995, included in the 1995 Annual Report to Shareholders of Mail Boxes
Etc.

Our audit also included the financial statement schedule of Mail Boxes Etc. listed in Item 14(a). This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audit. In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also consent to the incorporation by reference in the Registration Statements (Form S-8, Nos. 33-37921, 33-19726, and 33 56486) pertaining to the Restated 1985 Stock Option Plan, and the Stock Purchase and Salary Savings Plan of Mail Boxes Etc. and in the related Prospectuses, respectively, of our report dated June 8, 1995 with respect to the consolidated financial statements and schedule of Mail Boxes Etc., included or incorporated by reference in this Annual Report (Form 10-K) for the year ended April 30, 1995.



                                           /s/ Ernst & Young LLP

                                           ERNST & YOUNG LLP


San Diego, California
July 20, 1995