Form 10-K/A
period 1995-04-30
MAIL BOXES ETC
filed 1995-08-16
CIK 791014

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549



                           FORM 10-K/A

                        (AMENDMENT No. 1)

                 FOR ANNUAL AND TRANSITION REPORTS
              PURSUANT TO SECTIONS 13 OR 15 (d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 1995
                          --------------

                               OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ___________________

                  Commission file number 0-14821
                                         -------
                            MAIL BOXES ETC.
          ------------------------------------------------------
          (Exact Name of Registrant as specified in its charter)

          California                          33-0010260
---------------------------------   ------------------------------
 (State or other jurisdiction of    (I.R.S. Employer incorporation
 or organization)                   Identification No.)

6060 Cornerstone Court West, San Diego, California      92121-3795
--------------------------------------------------      ----------
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code: (619)455-8800
                                                    -------------
Securities registered pursuant to Section 12(b) of the Act: None
                                                            ----
                                   Name of each exchange on which
     Title of each class                     registered
     ------------------            -------------------------------
            N/A                                  N/A
      ------------------            -------------------------------

Securities registered pursuant to Section 12(g) of the Act:

                      Common Stock: No par value
   ---------------------------------------------------------------
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

                 DOCUMENTS INCORPORATED BY REFERENCE.

     Portions of Registrant's Annual Report to Shareholders for the year ended April 30, 1995 are incorporated by reference into Parts II and IV of the original Form 10-K report. Portions of the Registrant's definitive proxy statement for its Annual Meeting of Shareholders, to be held August 25, 1995 are incorporated by reference into Part III of the original Form 10-K report.

                         PURPOSE OF AMENDMENT

     This Amendment No. 1 to the registrant's Form 10-K for the fiscal year ended April 30, 1995, is being filed only in electronic (EDGAR) format for the purpose of filing a required Financial Data Schedule as Exhibit 27 to the electronic version of the Form 10-K.

     In addition, the above section entitled "Documents
Incorporated by Reference" has been revised to correctly identify the incorporation by reference of the registrant's Annual Report to Shareholders for the year ended April 30, 1995 and to correctly identify the date of the Annual Meeting of Shareholders as August 25, 1995.

                          PART IV
                          -------

Item 14.   Exhibits
-------------------
(a)  (3)  EXHIBITS

The following additional exhibit is hereby filed with this Amendment to the 10-K report.

Exhibit No.     Description
-----------     -----------
   27           Financial Data Schedule (filed in electronic format
                under EDGAR)



                          SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to its Form 10-K report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  MAIL BOXES ETC.

August  16 , 1995:
       ----
               by:           Anthony W. DeSio
                    ---------------------------------------------
                    Anthony W. DeSio, President
                    and Chief Executive Officer


               by:           Gary S. Grahn
                    ---------------------------------------------
                    Gary S. Grahn, Chief Financial Officer