Form 10-Q
period 1995-07-31
MAIL BOXES ETC
filed 1995-09-13
CIK 791014

SECURITIES AND EXCHANGE COMMISSION

	Washington, D.C.  20549

	FORM 10-Q


(Mark One)

X  	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934.

    For the quarterly period ended July 31, 1995


   	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934.

    For the transition period from           to

	Commission File Number    0-14821

 MAIL BOXES ETC.
	(Exact name of registrant as specified in its charter)

 CALIFORNIA       	                  33-0010260
 (State of Incorporation)	           (I.R.S. Employer Identification No.)

 6060 Cornerstone Ct. West, San Diego, California  92121
 (Address of principal executive offices)	(Zip Code)

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

	Yes   X       No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, No Par Value	                  11,120,890
(Class)                                      (Outstanding at July 31, 1995)

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
MAIL BOXES ETC.
CONDENSED CONSOLIDATED BALANCE SHEETS
	                                           July 31,             	April 30,
ASSETS                                        1995                  1995
                                         	(Unaudited)
Current Assets:
	Cash and cash equivalents	               $ 1,439,456          	$   390,841
	Restricted cash - franchisee deposits     	1,758,042            	1,613,569
	Short-term investments	                   12,036,184           	10,036,718
	Accounts receivable, net	                  6,755,984            	6,723,128
	Receivable from National Media Fund       	1,100,000	            1,600,000
	Inventories	                                 770,043              	983,095
	Current portion of notes receivable        6,516,859             6,065,275
	Current portion of net investment
		in sales-type and direct financing
  leases                                   	2,474,882            	2,488,654
	Deferred income taxes	                     1,453,583            	1,453,583
	Re-acquired area and center rights
  held for resale                             772,924             1,015,744
	Other	                                     1,074,000 	           1,005,482

	Total current assets                     	36,151,957           	33,376,089

	Notes receivable, net                    	11,973,457	           11,429,381
	Net investment in sales-type and
  direct financing leases                  	8,561,192            	8,839,949
	Property and equipment, net	               5,627,151            	5,615,060
	Excess of cost over assets acquired, net    	483,729              	498,078
	Reacquired area rights                    	2,991,796            	3,030,670
	Deferred income taxes	                       651,322              	651,322
	Other assets	                                598,118               852,555

	Total assets                            	$67,038,722	          $64,293,104

	LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
	Accounts payable                         	$1,211,594           	$1,151,375
	Franchisee deposits	                       2,434,951            	2,152,904
	Royalties, referrals and commissions
  payable                                  	2,321,051            	2,448,624
	Accrued employee expenses and related
  taxes                                      	887,914            	1,462,933
	Other accrued expenses	                    1,523,590            	1,173,580
	Income taxes payable                      	1,662,875              	717,381
	Current maturities of debt and notes
  payable	                                  1,228,893 	           1,704,848

	Total current liabilities                	11,270,868           	10,811,645

 Long-term debt, net of current
  maturities                               	1,390,045	            1,336,627

Shareholders' equity:
	Preferred stock, no par value,
  10,000,000 shares authorized,
		with none issued and outstanding                	--                  	--
	Common stock, no par value,
  40,000,000 shares authorized,
		with 11,120,890 and 11,058,387
  shares issued outstanding
		at July 31, 1995 and April 30, 1995,
  respectively	                            15,065,301          	14,454,524
	Retained earnings	                        39,312,508          	37,690,308
	Total shareholders' equity               	54,377,809	          52,144,832

	Total liabilities and shareholders'
  equity	                                 $67,038,722	         $64,293,104

	See accompanying notes.

	MAIL BOXES ETC.

	CONSOLIDATED STATEMENTS OF INCOME

	(Unaudited)
                                         	Three  months  ended  July  31,
	                                               1995                 1994
Revenue:
	Royalty and marketing fees              	$6,463,486          	$4,828,987
	Franchise fees	                           1,779,559	           1,510,216
	Sales of supplies and equipment	          2,457,860           	1,804,989
	Interest income on leases and other	      1,683,959	           1,212,134
	Company centers	                            418,436	             369,501

 Total revenues                          	12,803,300           	9,725,827

Cost and Expenses:
	Franchise operations	                     3,073,603           	2,440,985
	Franchise development	                    1,263,523           	1,013,909
	Cost of supplies and equipment sold	      1,940,539	           1,379,430
	Marketing	                                1,131,838           	1,016,849
	General and administrative               	2,444,700           	1,769,590
	Company centers	                            424,775	             342,055

	Total cost and expenses 	                10,278,978           	7,962,818

 Operating Income	                         2,524,322           	1,763,009

 Interest on investments and other	          133,880	             118,910
 Income before provision for income
  taxes                                   	2,658,202           	1,881,919
 Provision for income taxes	               1,036,002             	767,988

	Net income                              	$1,622,200          	$1,113,931

 Net income per common share:	            $      .14          	$      .10

 Weighted average common and common
	 equivalent shares outstanding	          11,208,445          	11,537,117

	See accompanying notes.

	MAIL BOXES ETC.
	CONSOLIDATED STATEMENTS OF CASH FLOWS
	(Unaudited)
				                                     Three  months  ended  July  31,
                                         				    1995          	    1994
 Operating Activities:
 Net income	                               $1,622,200        	$1,113,931
 Adjustments to reconcile net income
   to net cash provided from
	  (used in) operating activities:
	Depreciation and amortization               	256,917           	260,830
	Gain on sale of equipment under
  sales-type lease agreements	               (154,951)         	(110,407)
 Changes in assets and liabilities:
	Restricted cash                            	(144,473)         	(417,487)
	Accounts and notes receivable	            (1,028,516)         	(926,259)
	Receivable from National Media Fund	         500,000        	(2,126,383)
	Assets leased to franchisees and
  inventories                               	(205,888)         	(610,270)
	Re-acquired area and center rights          	242,820             	3,272
	Other current assets	                        (68,518)          	(40,766)
	Other assets                                	254,437          	(111,911)
	Accounts payable                             	60,219           	284,167
	Franchisee deposits                         	282,047           	562,757
	Royalties, referrals and commissions
  payable                                   	(127,573)	         (174,933)
	Accrued employee expenses and related
  taxes                                     	(575,019)           	43,426
	Other accrued expenses                      	350,010            	99,556
	Income taxes payable	                        945,494        	   752,043

	Net cash flows provided from (used in)
  operating activities	                     2,209,206        	(1,398,434)

 Investing Activities:
	Net change in short-term investments     	(1,999,466)          	956,087
	Additions to property and equipment	        (106,255)          	(81,731)
	Principal payments received on
  sales-type leases                          	866,420           	801,200
	Re-acquired area rights	                          --        	  (514,960)
	Net cash flows provided from
  (used in) investment activities         	(1,239,301)        	1,160,596

 Financing Activities:
	Borrowings under revolving loan             	450,000         	3,324,072
	Repayments under revolving loan	            (950,000)               	--
	Repayments on notes payable                 	(32,067)               	--
	Repurchase of common shares                	(191,471)       	(2,918,960)
	Proceeds from the issuance of common
  shares                                     	673,736           	272,400
	Other changes in equity	                     128,512	           (24,998)
	Net cash flows provided from financing
  activities                                  	78,710	           652,514

 Increase in cash and cash equivalents     	1,048,615           	414,676
 Cash and cash equivalents at beginning
  of period                                	  390,841           	251,055

 Cash and cash equivalents at end of
  period                                  	$1,439,456	         $ 665,731

 Supplemental Disclosure for Cash Flow
 Information:
	Cash paid during the period for income
  taxes                                   	$  112,108         	$  45,518
	Interest		                                    47,259             	4,617

 Supplemental Schedule with Non-Cash
  Investment and Financing Activities:
	Equipment sold under sales-type
  agreements                              	$  573,891        	$  501,851
	Additions to debt for acquisition of
  equipment                                  	109,530                	--

	See accompanying notes.

	PART I - FINANCIAL INFORMATION

	MAIL BOXES ETC.

	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


ITEM 1.	BASIS OF PRESENTATION:

Note 1.	Presentation

		The condensed consolidated balance sheet as of July 31, 1995, the consolidated statements of income for the three-month periods ended July 31, 1995 and 1994, and the consolidated statements of cash flows for the three-month periods then ended have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows have been made.

		Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the 1995 Annual Report on Form 10-K. The results of operations for the quarter ended July 31, 1995 are not necessarily indicative of the operating results for the full year.

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
CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

Three months ended July 31, 1995 compared to Three months ended
July 31, 1994:

	Revenues for Mail Boxes Etc. ("MBE" or the "Company") for the three months ended July 31, 1995, increased by $3,077,473 or 32%
from the same quarter of the prior year. Revenues from royalty and marketing fees increased by $1,634,499 or 34% over the prior
ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (Continued):

Three months ended July 31, 1995 compared to Three months ended
July 31, 1994:

period. The increase in royalty and marketing fees is due to the 23% same store sales increase experienced by the network during the first quarter of FY 96 and the increased number of centers in operation, 2789 at July 31, 1995, compared with 2447 at July 31, 1994. Revenue from franchise fees increased by $269,343 or 18%. Revenues from individual franchise fees increased by $194,800 or 15% compared to the three months ended July 31, 1994 as the result of the sale of 65 new Individual Franchises sold in the first quarter of FY 96 as compared to 56 during the first quarter of FY
95. Revenues from the sale of foreign master licenses decreased by $75,000 because no master license was sold in the first quarter of FY 96. MBE believes that master license sales may be a less significant source of revenue during FY 96 and beyond and that the timing of these sales will not be predictable. The remainder of this revenue category includes international sales of individual and area franchises by master licensees for $108,687 which represents more than 200% increase as compared to the first quarter of FY 95, and transfer and renewal fees of $213,922 which represents an 82% increase over same period in FY 95.

Revenues from the sale of supplies and equipment increased by $652,871 or 36% because there were more individual centers opened during the first quarter of FY 96 (84 compared to 77) and there was a strong emphasis on center upgrades during this quarter. Interest income on leases and other increased by $471,825 or 39% as compared to the three months ended July 31, 1994. The major components of this revenue category include interest income earned on leases and notes receivable, late fees, finance charges, and various administrative fees. Interest income on leases decreased slightly by $21,000. Interest on notes receivable increased by $165,907 or 51%. This increase resulted from additional financing programs available to franchisees. Administrative fees on national vendor contracts increased more than 160% as the transaction volumes increased. Late fees increased by $118,797 and finance charges remained virtually the same.

	Revenues from the Company owned and operated centers increased by $48,935 or 13%. This slight increase is due to the third company owned center which started its operation in November 1994.

	Cost and expenses for the three months ended July 31, 1995 increased by $2,316,160 or 29% when compared to the three months
ended July 31, 1994.   The increase in Franchise operations expense
was $632,618 or 26% over FY 95 and resulted primarily from the increase in royalties paid to area franchisees for their share of the royalty income, which they earn, in part by providing ongoing support to the network. These costs will generally increase in the same manner as the network's royalty revenue growth. Royalties paid to area franchisees increased by $520,205 or 27% over first quarter FY 95. This increase is directly related to the increase in royalty and marketing fees booked during the first quarter of FY
96. Franchise development expenses increased by $249,614 or 25%. The increase reflects increased domestic and international sales efforts and the resultant higher commissions paid.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (Continued):

Three months ended July 31, 1995 compared to Three months ended
July 31, 1994:


	Cost of supplies and equipment increased by $561,109 or 41%. This increase is due to the increase in sales of supplies and equipment as discussed earlier. The gross margin decreased from 24% to 21% because of the product mix.

	Marketing expenses increased by $114,989 or 11% when compared to the first quarter ended July 31, 1994. Marketing expenses will continue to grow as the network grows. General and administrative expenses increased by $675,110 or 38% over the first quarter of FY
95. This increase is primarily attributed to the growth of franchise centers in operation, and increase in the reserves.
These expenses will continue to grow with domestic and international growth of the Network. As of July 31, 1995, there were 2,435 MBE centers operating in the USA and 354 MBE centers operating outside the USA.

	The Company centers' cost and expenses increased by $82,720 or 24%. The Company centers' combined operating margin was negative in first quarter FY 96. One of the primary objectives of the Company centers is to develop and test new products and services and, as a result, their operating expenses are higher than might be experienced by a typical owner-operated franchise.

	Other income (interest on investments and other) increased slightly by $14,970 or 13% for the quarter ended July 31, 1995, compared to the quarter ended July 31, 1994.

	Net income increased by 46% in first quarter FY 96.   Earnings
per share increased    from $.10 to $.14.


LIQUIDITY AND CAPITAL RESOURCES

	Working capital at July 31, 1995 was $24,881,089 compared to $22,564,444 at April 30, 1995. The Company believes it has adequate financial resources for its present and projected operating requirements. The Company has become subject to various lawsuits and claims from its franchisees and employees in the course of conducting its business. The Company intends to vigorously defend these actions and believes that the ultimate resolution will not have a material adverse effect on the Company's financial condition or liquidity. However, there can be no assurance that an unfavorable result would not have a material adverse effect on the Company's operating results.

	PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS


	In Helm et al v. Mail Boxes Etc. and MBE v. B.J. Postal Service Corp. et al, which is described in the Company's 10-K Report for the year ended April 30, 1995, the court has ordered the parties to proceed with the trial of test cases for four individual franchisees. Discovery efforts are continuing and those cases are scheduled to begin trial in February 1996.

	Plaintiff franchisees in Helm and B.J. Postal Service have also filed a motion seeking leave to amend their complaint and delete several causes of action, including one based on fraud, breach of contract, and breach of the implied covenant of good faith, and add a new cause of action for negligent misrepresentation. The Company is opposing the Plaintiff's motion.

	In Conklin et al v. Mail Boxes Etc. USA, Inc. which is described in the Company's 10-K Report for the year ended April 30, 1995, the Plaintiffs have filed an amended complaint which added three additional franchisees as Plaintiffs. The Plaintiffs also abandoned their claims for breach of the implied covenant of good faith and are seeking declaratory relief to determine their obligations under the franchise agreements. Other than MBE's right to seek injunctive and other equitable relief, the court has stayed all further action in this case, including discovery.

	The Company intends to vigorously defend these actions and believes that the ultimate resolution will not have a material adverse effect on the Company's financial condition or liquidity. However, there can be no assurance that an unfavorable result would not have a material adverse effect on the Company's results of operations.



ITEM 4.	SHAREHOLDER VOTING

	On August 25, 1995, the Annual Meeting of Shareholders was held. The Shareholders elected all of the nominees for Director, approved the Company's 1995 Employee Stock Option Plan, approved the Company's 1995 Stock Option Plan for Non-Employee (Outside) Directors, and ratified the Board's selection of auditors. The results of the shareholder voting are set forth below.

	Each of the nominees for director was elected with the following votes:

					                                   	VOTES        		VOTES
NOMINEE       		      	STATUS            	FOR 	       	WITHHELD

Michael Dooling		      Re-elected     	9,241,553	      	230,028
Anthony W. DeSio     		Re-elected	     9,247,868      		223,713
Robert J. DeSio		      Re-elected     	9,233,322      		238,259
James F. Kelly	       	Re-elected	     9,334,041	      	137,540
Daniel L. La Marche   	Re-elected     	9,328,637 		     142,944
Harry Casari			        New Nominee    	9,341,335       	130,246
Joel Rossman			        New Nominee    	9,252,688      		218,893

ITEM 4.	SHAREHOLDER VOTING (Continued)


	The proposal to adopt the 1995 Stock Option Plan for Employees received the following votes:

	   For  		   	Against 		   Abstain	     	Broker Non-Votes

	6,341,254 	 	1,078,132    		29,740		       2,022,455


	The proposal to adopt the 1995 Stock Option Plan for Non-
Employee (Outside) Directors received the following votes:

   	For	      		Against    		Abstain	    	Broker Non-Votes

	6,755,050	    	595,171	     	40,710	   	   2,080,650



	The proposal to ratify the selection of Ernst & Young LLP as independent auditors for the next fiscal year received the following votes:

  	For       			Against    		Abstain      		Broker Non-Votes

	8,841,629    		613,335     		16,617    		     -0-



ITEM 6.	REPORTS ON FORM 8-K

	(b)	No reports on Form 8-K were filed during the quarter
ended July 31, 1995.


	SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



	          MAIL BOXES ETC.
	Registrant






By: Gary S. Grahn                                        	Date: 9-12-95
   	Gary S. Grahn
   	Chief Financial Officer