Form 10-Q
period 1995-10-31
MAIL BOXES ETC
filed 1995-12-12
CIK 791014

SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549

                            FORM 10-Q


(Mark One)

X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended       October 31, 1995
                               ----------------------------


    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934.

For the transition period from              to
                               ------------     ------------


              Commission File Number    0-14821
                                     --------------

                         MAIL BOXES ETC.
      ------------------------------------------------------
      (Exact name of registrant as specified in its charter)

       CALIFORNIA                         33-0010260
------------------------     ------------------------------------
(State of Incorporation)     (I.R.S. Employer Identification No.)

  6060 Cornerstone Ct. West, San Diego, California       92121
--------------------------------------------------     ----------
   (Address of principal executive offices)            (Zip Code)

Registrant's telephone number, including area code  (619) 455-8800
                                                   ---------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       Yes   X       No
                           -----        -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Common Stock, No Par Value                 11,150,769
--------------------------     ---------------------------------
        (Class)                (Outstanding at October 31, 1995)

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                            MAIL BOXES ETC.
                 CONDENSED CONSOLIDATED BALANCE SHEETS
                                             October 31,    April 30,
      ASSETS                                    1995          1995
                                             -----------   -----------
                                                   (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                   $2,461,159      $390,841
  Restricted cash - franchisee deposits        1,202,392     1,613,569
  Short-term investments                      13,035,751    10,036,718
  Accounts receivable, net                     6,822,640     6,723,128
  Receivable from National Media Fund          1,050,000     1,600,000
  Inventories                                    773,358       983,095
  Current portion of notes receivable          8,232,730     6,065,275
  Current portion of net investment in
     sales-type and direct financing leases    2,477,686     2,488,654
  Deferred income taxes                        1,453,583     1,453,583
  Re-acquired area and center rights held
     for resale                                  761,186     1,015,744
  Other current assets                         1,354,716     1,005,482
                                             -----------   -----------
     TOTAL CURRENT ASSETS                     39,625,201    33,376,089

  Notes receivable, net                       10,511,619    11,429,381
  Net investment in sales-type and direct
     financing leases                          8,344,645     8,839,949
  Property and equipment, net                  5,485,452     5,615,060
  Excess of cost over assets acquired, net       469,380       498,078
  Reacquired area rights                       2,952,922     3,030,670
  Deferred income taxes                          651,322       651,322
  Other assets                                   651,044       852,555
                                             -----------   -----------
     TOTAL ASSETS                            $68,691,585   $64,293,104
                                             ===========   ===========

                LIABILITIES AND SHAREHOLDERS' EQUITY
                                            October 31,   April 30,
  CURRENT LIABILITIES:                          1995       1995
  Accounts payable                          $2,155,233   $1,151,375
  Franchisee deposits                        1,771,571    2,152,904
  Royalties, referrals and commissions
     payable                                 2,296,956    2,448,624
  Accrued employee expenses and related
     taxes                                   1,432,540    1,462,933
  Other accrued expenses                     1,821,870    1,173,580
  Income taxes payable                          ---         717,381
  Current maturities of debt and notes
     payable                                 1,177,853    1,704,848
                                            ----------   ----------
     TOTAL CURRENT LIABILITIES              10,656,023   10,811,645

  Long-term debt, net of current
     maturities                              1,359,866    1,336,627

SHAREHOLDERS' EQUITY:
  Preferred stock, no par value,
    10,000,000 shares authorized,
    with none issued and outstanding             ---         ---
  Common stock, no par value,
    40,000,000 shares authorized,
    with 11,150,769 and 11,058,387 shares
    issued outstanding at October 31,
    1995 and April 30, 1995, respectively   15,271,790   14,454,524
  Retained earnings                         41,403,906   37,690,308
                                           -----------  -----------
     TOTAL SHAREHOLDERS' EQUITY             56,675,696   52,144,832
                                           -----------  -----------

     TOTAL LIABILITIES AND SHAREHOLDERS'
        EQUITY                             $68,691,585  $64,293,104
                                           ===========  ===========
  * See accompanying notes.

                            MAIL BOXES ETC.
              CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                              (Unaudited)
                                            Three months ended          Six months ended
                                          10/31/95     10/31/94      10/31/95      10/31/94
                                         -----------  -----------  ------------  ------------
Revenue:
     Royalty and marketing fees           $6,837,971   $5,219,744   $13,301,457   $10,048,731
     Franchise fees                        2,642,425    2,674,469     4,421,984     4,184,684
     Sales of supplies and equipment       3,426,895    3,253,123     5,884,755     5,058,112
     Interest income on leases and other   1,679,420    1,328,527     3,363,378     2,540,662
     Company centers                         510,541      351,882       928,977       721,383
                                         -----------  -----------  ------------  ------------
        Total revenues                    15,097,252   12,827,745    27,900,551    22,553,572

Cost and Expenses:
     Franchise operations                  3,168,090    2,619,162     6,241,693     5,060,147
     Franchise development                 1,687,589    1,535,513     2,951,112     2,549,422
     Cost of supplies and equipment sold   2,866,606    2,585,957     4,807,145     3,965,387
     Marketing                               953,858    1,112,842     2,085,695     2,129,691
     General and administrative            2,606,047    2,006,419     5,050,747     3,776,009
     Company centers                         521,197      364,713       945,972       706,768
                                         -----------  -----------  ------------  ------------
        Total cost and expenses           11,803,387   10,224,606    22,082,364    18,187,424

Operating Income                           3,293,865    2,603,139     5,818,187     4,366,148
Interest on investments and other            142,445       71,904       276,325       190,813
                                         -----------  -----------  ------------  ------------
Income before provision for income taxes   3,436,310    2,675,043     6,094,512     4,556,961
Provision for income taxes                 1,344,912    1,087,999     2,380,914     1,855,988
                                         -----------  -----------  ------------  ------------
        Net income                        $2,091,398   $1,587,044    $3,713,598    $2,700,973
                                         ===========  ===========  ============  ============
Net income per common share:             $      .18   $       .14  $        .33  $        .24
                                         ===========  ===========  ============  ============
Weighted average common and common
     equivalent shares outstanding        11,487,690   11,326,327    11,362,318    11,444,527
                                         ===========  ===========  ============  ============
*  See accompanying notes.

                            MAIL BOXES ETC.
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited)
                                                Six months ended October 31,
                                                    1995            1994
                                                ------------    -----------
OPERATING ACTIVITIES:
 Net income                                       $3,713,598     $2,700,973
  Adjustments to reconcile net income to net
     cash provided from (used in) operating
     activities:
   Depreciation and amortization                     511,695        518,518
   Gain on sale of equipment under sales-type
     lease agreements                               (361,059)      (313,264)
  Changes in assets and liabilities:
   Restricted cash                                   411,177         35,994
   Accounts and notes receivable                  (1,349,205)    (2,999,551)
   Receivable from National Media Fund               550,000     (2,516,267)
   Assets leased to franchisees and
     inventories                                    (817,891)      (806,482)
   Re-acquired area and center rights                254,558        (29,781)
   Other current assets                             (349,234)       169,630
   Other assets                                      201,511       (110,361)
   Accounts  payable                               1,003,858        885,162
   Franchisee deposits                              (381,333)        63,693
   Royalties, referrals and commissions payable     (151,668)      (279,533)
   Accrued employee expenses and related taxes       (30,393)       255,314
   Other accrued expenses                            648,290        226,749
   Income taxes payable                             (717,381)       849,440
                                                ------------    -----------
     Net cash flows provided from (used in)
       operating activities                        3,136,523     (1,349,766)

INVESTING ACTIVITIES:
   Net change in short-term investments           (2,999,033)       932,542
   Additions to property and equipment              (166,112)      (216,687)
   Principal payments received on sales-type
     leases                                        1,894,959      1,625,397
   Re-acquired area rights                              --         (514,960)
                                                ------------    -----------
     Net cash flows provided from (used in)
       investment activities                      (1,270,186)     1,826,292

FINANCING ACTIVITIES:
   Borrowings under revolving loan                 1,300,000      3,000,000
   Repayments under revolving loan                (1,850,000)      (464,324)
   Repayments on notes payable                       (63,285)       (11,837)
   Repurchase of common shares                      (220,339)    (3,160,673)
   Proceeds from the issuance of common
      shares                                         909,093        272,400
   Other changes in equity                           128,512            --
                                                ------------    -----------
     Net cash flows provided from (used in)
       financing activities                          203,981       (364,434)

Increase in cash and cash equivalents              2,070,318        112,092
Cash and cash equivalents at beginning of
  period                                             390,841        251,055
                                                ------------    -----------
Cash and cash equivalents at end of period        $2,461,159       $363,147
                                                ============    ===========

Supplemental Disclosure for Cash Flow
  Information:
   Cash paid during the period for income
     taxes                                        $3,431,462     $1,038,387
   Interest                                           84,570         58,712

Supplemental Schedule with Non-Cash
Investment and Financing Activities:
   Equipment sold under sales-type
     agreements                                   $1,388,687     $1,118,800
   Additions to debt for acquisition of
     equipment                                       109,530          --

 *  See accompanying notes.

                 PART I - FINANCIAL INFORMATION

                         MAIL BOXES ETC.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           ------------------------------------------


ITEM 1.  BASIS OF PRESENTATION:
         ----------------------

NOTE 1.  PRESENTATION
         ------------

      The condensed consolidated balance sheet as of October 31, 1995, the condensed consolidated statements of income for the three-month periods and six-month periods ended October 31, 1995 and 1994, and the condensed consolidated statements of cash flows for the six-month periods then ended have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows have been made.

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the 1995 Annual Report on Form 10-K. The results of operations for the quarter and the six months ended October 31, 1995 are not necessarily indicative of the operating results for the full year.

      Certain reclassifications have been made to prior period balances to conform to current period presentations.


NOTE 2.  LITIGATION
         ----------

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         -------------------------------------------------
         CONDITION AND RESULTS OF OPERATIONS
         -----------------------------------

RESULTS OF OPERATIONS:
----------------------

Three months ended October 31, 1995 compared to Three months ended
------------------------------------------------------------------
October 31, 1994:
-----------------

     Revenues for Mail Boxes Etc. ("MBE" or the "Company") for the three months ended October 31, 1995, increased by $2,269,507 or 18% from the same quarter of the prior year. Revenues from royalty and marketing fees increased by $1,618,227 or 31% over the prior period. The increase in royalty and marketing fees is due to the approximately 16% same-store sales increase experienced by the network during the second quarter of FY 96 and the increased number of centers in operation to 2,894 at October 31, 1995, compared with 2,517 at October 31, 1994. The increase in same-store sales is due in part to increased customer counts responding to our expanding national media campaign, and the introduction of new profit centers such as No-Limit Shipping and Color Copying. Revenue from franchise fees decreased slightly by $32,044 or 1%. Revenues from individual domestic franchise fees decreased by $479,000 or 21% compared to the three months ended October 31, 1994 as the result of the sale of 80 new Individual Franchises sold in the second quarter of FY 96 as compared to 105 during the second quarter of FY 95. Individual franchise sales cannot be predicted and may vary from quarter to quarter. During the second quarter of FY 96 MBE sold Master Licenses for the countries of Israel, Egypt, Jordan, Syria, and Lebanon. The aggregate fees received were $515,000. MBE believes that master license sales may be a less significant source of revenue during the remainder of FY 96 and beyond and that the timing of these sales will not be predictable. The remainder of this revenue category includes international sales of individual and area franchises by master licensees for $45,766 and transfer and renewal fees of $241,109 which represents a 10% increase over same period in FY 95.

     Revenues from the sale of supplies and equipment increased by $173,772 or 5% because there were more individual centers opened during the second quarter of FY 96 compared with that of FY 95 (85 compared to 62). Interest income on leases and other increased by $350,893 or 26% as compared to the three months ended October 31, 1994. The major components of this revenue category include interest income earned on leases and notes receivable, late fees, finance charges, and various administrative fees. Interest on notes receivable increased by $141,113 or 38% because of additional financing for franchisees. Administrative fees on national vendor contracts increased 79% as the transaction volumes increased. Revenues from the Company owned and operated centers increased by $158,659 or 45% because a third center was added in November, 1994.

     Cost and expenses for the three months ended October 31, 1995 increased by $1,578,781 or 15% when compared to the three months
ended October 31, 1994.   The increase in franchise operations
expense was $548,928 or 21% over FY 95 and resulted primarily from the increase in royalties paid to area franchisees for their share of the royalty income, which they earn, in part by providing ongoing support to the network. These costs will generally increase in the same manner as the network's royalty revenue growth. Royalties paid to area franchisees increased by $527,663 or 25% over second quarter FY 95. This increase is directly related to the increase in royalty fees booked during the second quarter of FY 96. Franchise development expenses increased by $152,076 or 10%. The increase reflects increased domestic and international sales efforts, designed to strengthen this program during the next few years.

     Cost of supplies and equipment increased by $280,649 or 11%.
This increase is due to the increase in sales of supplies and equipment as discussed earlier. The gross margin decreased from 21% to 16% because of the product mix.

     Marketing expenses decreased by $158,984 or 14% when compared to the second quarter ended October 31, 1994 because last year's expenses reflect an extraordinary contribution by the Company to the national advertising program. General and administrative expenses increased by $599,628 or 30% over the second quarter of FY
95. This increase is primarily attributed to the growth of franchise centers in operation, and an increase in the reserves. These expenses will continue to grow with domestic and international growth of the Network. As of October 31, 1995, there were 2,507 MBE centers operating in the USA and 387 MBE centers operating outside the USA for a total of 2,894 worldwide.

     The Company centers' cost and expenses increased by $156,484 or 43%. The Company centers' combined operating margin was negative in second quarter FY 96. One of the primary objectives of the Company centers is to develop and test new products and services. As a result, their operating expenses are higher than might be experienced by a typical owner-operated franchise.

     Other income (interest on investments and other) increased by $70,541 or 98% for the quarter ended October 31, 1995, compared to the quarter ended October 31, 1994. This increase is due to the increase in short-term investments.

     Net income increased by $504,354 or 32% in second quarter FY
96.  Earnings per share increased from $.14 to $.18 or 29%.

Six months ended October 31, 1995 compared to Six months ended
--------------------------------------------------------------
October 31, 1994:
-----------------

     Revenues for the six months ended October 31, 1995 increased by $5,346,979 or 24% over the prior year's same period. Revenues from royalty and marketing fees increased by $3,252,726 or 32% over the prior period because of the increased number of centers in operation and the increase in the same store sales as noted earlier. Revenues from franchise fees increased by $237,300 or 6%. Revenues from individual domestic franchise fees decreased by $284,200 or 8% during the first six months FY 96 when compared to the same period FY 95. This decrease is due to the sale of fewer new individual franchises, 145 centers in the first half of 1995 compared to 161 in the same period of 1994. Revenues from master license fees increased by $440,000 because of sale of master licenses to five new countries as discussed earlier. The remainder of this revenue category includes international sales of individual and area franchises for $154,453, and transfer and renewal fees for $455,031 which represents a 35% increase as compared to the first half of FY 95.

     Revenues from the sale of supplies and equipment increased by $826,643 or 16%. This increase was due to the opening of more centers in the first half of FY 96. During the first six months of FY 96, 156 centers opened as compared to 120 centers in the same period of FY 95. Interest income on leases and other increased by $822,716 or 32%. The major components of this revenue category include interest income on leases, interest on notes receivable, finance charges, late fees, and various administrative fees. Interest income on notes receivable increased by $307,020 or 44% during the first six months of FY 96 as compared to the first six months of FY 95 because of MBE's expanded financing to promote network growth. Administration fees on national vendor contracts increased by $126,912 or 110% over the same period of FY 95. Revenues from the company owned and operated centers increased by $207,594 or 29% as compared to the same period in FY 95 due to the reasons cited earlier.

     Costs and expenses for the six months ended October 31, 1995 increased by $3,894,940 or 21% when compared to the six months ended October 31, 1994. The increase in franchise operations expense was $1,181,546 or 23%. This increase is mostly due to the increase in royalties paid to area franchisees. Total royalties paid were $5,041,662 for the six months ended October 31, 1995 compared to $3,993,794 in the same period last year. This increase (26%) is lower than the 32% increase in royalty fees booked in the first six months of 1995 because no royalties are paid out on company owned areas.

     Franchise development expenses increased by $401,690 or 16% for the six months ended October 31, 1995. Costs of supplies and equipment increased by $841,758 or 21% as compared to the six months ended October 31, 1994. This increase is due to the increase in sale of supplies and equipment. Gross margin decreased from 22% to 18% due to the product mix and a higher increase in cost of sales than increase in revenues.

Marketing expenses remained virtually the same when compared to the six months ended October 31, 1994.

     Administrative expenses increased by $1,274,738 or 34% over the prior six months period ended October 31, 1994. This increase is due to the growth of franchise centers in operation and unusual items as discussed before. The company centers' costs increased by $239,204 or 34%. This increase is due to the increase in the revenues and also to the addition of the third company owned center in November 1994.

     Other income (interest on investments and other) increased by $85,512 or 45% for the six months ended October 31, 1995, compared to the six months ended October 31, 1994, due primarily to the increase in short-term investments.

     Net income increased by $1,012,625 or 37% and earnings per share increased by 38% for the six months ended October 31, 1995 compared to the six months ended October 31, 1994.



LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     Working capital at October 31, 1995 was $28,969,178 compared to $22,564,444 at April 30, 1995. The Company believes it has adequate financial resources for its present and projected operating requirements. The Company has become subject to various lawsuits and claims from its franchisees and employees in the course of conducting its business. The Company intends to vigorously defend these actions and believes that the ultimate resolution will not have a material adverse effect on the Company's financial condition or liquidity. However, there can be no assurance that an unfavorable result would not have a material adverse effect on the Company's operating results.


ITEM 6.  REPORTS ON FORM 8-K

     (b) No reports on Form 8-K were filed during the quarter ended October 31, 1995.

                          SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                         MAIL BOXES ETC.
                   -----------------------------
                           Registrant






By: Gary S. Grahn                Date: December 11, 1995
    ----------------------------       --------------------------
     Gary S. Grahn
     Chief Financial Officer