Form 10-Q
period 1996-01-31
MAIL BOXES ETC
filed 1996-03-11
CIK 791014

SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                  FORM 10-Q


(Mark One)

X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended         January 31, 1996
                               -----------------------------------

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                 to
                               ---------------     ---------------


                     Commission File Number    0-14821
                                            --------------


                             MAIL BOXES ETC.
          ------------------------------------------------------
          (Exact name of registrant as specified in its charter)

     CALIFORNIA                              33-0010260
------------------------       ------------------------------------
(State of Incorporation)       (I.R.S. Employer Identification No.)

 6060 Cornerstone Ct. West, San Diego, California             92121
 ------------------------------------------------------------------
 (Address of principal executive offices)                (Zip Code)

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

                        Yes   X       No
                            -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, No Par Value                   11,089,744
--------------------------       ---------------------------------
      (Class)                    (Outstanding at January 31, 1996)


PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              MAIL BOXES ETC.
                  CONDENSED CONSOLIDATED BALANCE SHEETS

                                 ASSETS
                                               January 31,   April 30,
                                                   1996        1995
                                              ------------   ---------
                                              (Unaudited)

 Current Assets:
   Cash and cash equivalents                 $ 5,468,643   $  390,841
   Restricted cash - franchisee deposits       1,379,676    1,613,569
   Short-term investments                     15,110,475   10,036,718
   Accounts receivable, net                    7,028,195    6,723,128
   Receivable from National Media Fund         2,820,000    1,600,000
   Inventories                                   681,246      983,095
   Current portion of notes receivable         7,998,404    6,065,275
   Current portion of net investment
     in sales-type and direct financing
     leases                                    2,450,607    2,488,654
   Deferred income taxes                       1,453,583    1,453,583
   Re-acquired area and center rights
     held for resale                             489,568    1,015,744
   Other current assets                          933,163    1,005,482
                                             -----------  -----------
       TOTAL CURRENT ASSETS                   45,813,560   33,376,089

   Notes receivable, net                      10,217,023   11,429,381
   Net investment in sales-type and
        direct financing leases                7,883,762    8,839,949
   Property and equipment, net                 5,362,508    5,615,060
   Excess of cost over assets
        acquired, net                            455,031      498,078
   Re-acquired area rights                     3,182,923    3,030,670
   Deferred income taxes                         651,322      651,322
   Other assets                                  997,894      852,555
                                             -----------  -----------
       TOTAL ASSETS                          $74,564,023  $64,293,104
                                             ===========  ===========

                    LIABILITIES AND SHAREHOLDERS' EQUITY

 Current Liabilities:
   Accounts payable                           $1,947,517   $1,151,375
   Franchisee deposits                         2,029,449    2,152,904
   Royalties, referrals and commissions
        payable                                3,626,722    2,448,624
   Accrued employee expenses and
        related taxes                          1,629,274    1,462,933
   Other accrued expenses                      2,002,312    1,173,580
   Income taxes payable                          159,749      717,381
   Current maturities of debt and notes
        payable                                2,989,330    1,704,848
                                             -----------  -----------
       TOTAL CURRENT LIABILITIES              14,384,353   10,811,645

 Long-term debt, net of current
     maturities                                1,414,099    1,336,627

 Shareholders' equity:
  Preferred stock, no par value,
      10,000,000 shares authorized,
      with none issued and outstanding             --            --
  Common stock, no par value, 40,000,000
      shares authorized, with 11,089,744
      and 11,058,387 shares issued
      outstanding at January 31, 1996
      and April 30, 1995, respectively        14,653,493   14,454,524
  Retained earnings                           44,112,078   37,690,308
                                             -----------  -----------
       TOTAL SHAREHOLDERS' EQUITY             58,765,571   52,144,832
                                             -----------  -----------

       TOTAL LIABILITIES AND
          SHAREHOLDERS' EQUITY               $74,564,023  $64,293,104
                                             ===========  ===========

                         See accompanying notes.

                                MAIL BOXES ETC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
                                             Three months ended         Nine months ended
                                            01/31/96     01/31/95       01/31/96     01/31/95
                                           -----------  -----------   -----------  -----------
 REVENUE:
       Royalty and marketing fees          $10,088,377   $8,419,256   $23,389,834  $18,467,986
       Franchise fees                        1,870,833    1,908,788     6,292,818    6,093,472
       Sales of supplies and equipment       2,162,774    2,669,653     8,047,529    7,727,765
       Interest income on leases and other   1,583,887    1,248,507     4,947,265    3,789,168
       Company centers                         458,378      468,508     1,387,355    1,189,891
                                           -----------  -----------   -----------  -----------
           TOTAL REVENUES                   16,164,249   14,714,712    44,064,801   37,268,282

 COST AND EXPENSES:
       Franchise operations                  4,740,592    3,842,847    10,982,284    8,902,994
       Franchise development                 1,245,614    1,286,170     4,196,727    3,835,592
       Cost of supplies and equipment sold   1,618,679    2,113,796     6,425,824    6,079,182
       Marketing                               866,356    1,176,583     2,952,052    3,306,274
       General and administrative            2,918,802    2,145,593     7,969,549    5,921,602
       Company centers                         480,212      522,257     1,426,184    1,229,025
                                           -----------  -----------   -----------  -----------
           TOTAL COST AND EXPENSES          11,870,255   11,087,246    33,952,620   29,274,669

 Operating Income                            4,293,994    3,627,466    10,112,181    7,993,613
 Interest on investments and other             165,159      122,672       441,484      313,485
 Income before provision for income taxes    4,459,153    3,750,138    10,553,665    8,307,098
 Provision for income taxes                  1,750,981    1,434,020     4,131,895    3,290,007
                                           -----------  -----------   -----------  -----------
           NET INCOME                      $ 2,708,172  $ 2,316,118   $ 6,421,770  $ 5,017,091
                                           ===========  ===========   ===========  ===========
 NET INCOME PER COMMON SHARE:              $       .24  $       .20   $       .56  $       .44
                                           ===========  ===========   ===========  ===========
 Weighted average common and common
       equivalent shares outstanding        11,495,085   11,373,723    11,409,608   11,417,487
                                           ===========  ===========   ===========  ===========

                        See accompanying notes.

                             MAIL BOXES ETC.
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)
                                            Nine months ended January 31
                                                1996            1995
                                            -------------   -------------
 Operating Activities:
 Net income                                    $6,421,770      $5,017,091
  Adjustments to reconcile net income
    to net cash provided from (used in)
    operating activities:
    Depreciation and amortization                 768,895         773,758
    Gain on sale of equipment under
      sales-type lease agreements                (437,092)       (509,336)
    Loss on retirement of fixed Assets                            129,293
  Changes in assets and liabilities:
    Restricted cash                               233,893         267,848
    Accounts and notes receivable              (1,025,838)     (3,892,066)
    Receivable from National Media Fund        (1,220,000)     (2,950,671)
    Assets leased to franchisees and
      inventories                              (1,082,275)     (1,554,638)
    Re-acquired area and center rights            526,176          58,344
    Other current assets                           72,319         613,209
    Other assets                                 (145,339)          6,963
    Accounts payable                              796,142         159,417
    Franchisee deposits                          (123,455)        599,979
    Royalties, referrals and commissions
      payable                                   1,178,098       1,044,213
    Accrued employee expenses and related
      taxes                                       166,341         468,665
    Other accrued expenses                        828,732         509,017
    Income taxes payable                         (557,632)        723,695
                                            -------------   -------------
       NET CASH FLOWS PROVIDED FROM
          OPERATING ACTIVITIES                  6,400,735       1,464,781

 Investing Activities:
    Net change in short-term
      investments                              (5,073,757)     (1,616,254)
    Additions to property and
      equipment                                  (246,019)       (352,222)
    Principal payments received on
     sales-type leases                          2,815,449       2,396,321
    Re-acquired area rights                      (135,000)       (886,618)
                                            -------------   -------------
       NET CASH FLOWS USED IN
         INVESTMENT ACTIVITIES                 (2,639,327)       (458,773)

 Financing Activities:
    Borrowings under revolving loan             3,520,000       3,800,000
    Repayments under revolving loan            (2,300,000)       (849,329)
    Repayments on notes payable                  (102,576)        (21,802)
    Repurchase of common shares                (1,129,214)     (3,160,673)
    Proceeds from the issuance of
      common shares                               996,952         272,400
    Other changes in equity                       331,232            --
                                            -------------   -------------
       NET CASH FLOWS PROVIDED FROM
         FINANCING ACTIVITIES                   1,316,394          40,596

 INCREASE IN CASH AND CASH EQUIVALENTS          5,077,802       1,046,604
 CASH AND CASH EQUIVALENTS AT BEGINNING
   OF PERIOD                                      390,841         251,055
                                            -------------   -------------

 CASH AND CASH EQUIVALENTS AT END OF
  PERIOD                                      $ 5,468,643      $1,297,659
                                            =============   =============

 Supplemental Disclosure for Cash Flow
  Information:
    Cash paid during the period for
      income taxes                             $4,736,710      $3,452,164
    Interest                                      117,555          70,913

 Supplemental Schedule with Non-Cash
  Investment and Financing Activities:
    Equipment sold under sales-type
      agreements                               $1,821,216      $2,122,235
    Additions to debt for acquisition
      of equipment                                109,530          --

                          See accompanying notes.

                        PART I - FINANCIAL INFORMATION

                                 MAIL BOXES ETC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


ITEM 1.   BASIS OF PRESENTATION:
          ----------------------

Note 1. Presentation
        ------------

        The condensed consolidated balance sheet as of January 31, 1996, the condensed consolidated statements of income for the three-month periods and nine-month periods ended January 31, 1996 and 1995, and the condensed consolidated statements of cash flows for the nine-month periods then ended have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows have been made.


        Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the 1995 Annual Report on Form 10-K. The results of operations for the quarter and the nine months ended January 31, 1996 are not necessarily indicative of the operating results for the full year.

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


ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:
----------------------

Three months ended January 31, 1996 compared to Three months ended
------------------------------------------------------------------
January 31, 1995:
-----------------

       Revenues for Mail Boxes Etc. ("MBE" or the "Company") for the three months ended January 31, 1996, increased by $1,449,537 or 10% from the same quarter of the prior year. Revenues from royalty and marketing fees increased by $1,669,121 or 20% over the prior period. The increase in royalty and marketing fees is due to the approximately 12% same-store sales increase experienced by the network during the third quarter of FY 96 and the increased number of centers in operation to 2,996 at January 31, 1996, compared with 2,644 at January 31, 1995. Revenues from franchise fees decreased slightly by $37,955 or 2%. Revenues from individual domestic franchise fees decreased by $21,880 when compared to the three months ended January 31, 1995 as the result of the sale of 57 new Individual Franchises sold in the third quarter of FY 96 as compared to 59 during the third quarter of FY
95. Individual franchise sales cannot be predicted and may vary from quarter to quarter. The remainder of this revenue category includes sales of 2 new area franchises for $255,000, sales of individual and area franchises by master licensees for $84,871, and transfer and renewal fees for $262,412 which represents a 47% increase over same period in FY 95.

       Revenues from the sale of supplies and equipment decreased by $506,879 or 19% because there were less individual centers opened during the third quarter of FY 96 compared with that of FY 95 (67 compared to 100). Interest income on leases and other increased by $335,380 or 27% as compared to the three months ended January 31, 1995. The major components of this revenue category include interest income earned on leases and notes receivable, late fees, and various administrative fees. Interest on notes receivable increased by $110,124 or 27% because of additional financing for franchisees. Administrative fees on national vendor contracts which yet are not significant, increased 72% as the transaction volumes increased. Revenues from the Company owned and operated centers decreased slightly by $10,130 because of reduced operations at one of the company's experimental centers.

       Cost and expenses for the three months ended January 31, 1996 increased by $783,009 or 7% when compared to the three months
ended January 31, 1995.   The increase in franchise operations
expenses was $897,745 or 23% over FY 95 and resulted primarily from the increase in royalties paid to area franchisees for their share of the royalty income, which they earn, in part by providing ongoing support to the network. These costs will generally increase in the same manner as the network's royalty revenue growth. Royalties paid to area franchisees increased by $485,083 or 15% over third quarter FY 95. This increase is directly related to the increase in royalty fees booked during the third quarter of FY 96. Franchise development expenses decreased by 3%. This decrease is due to the sale of less centers which resulted in less commissions being paid to area franchisees during third quarter FY 96.

       Cost of supplies and equipment decreased by $495,117 or 23%. This decrease is due to the decrease in sales of supplies and equipment as discussed earlier. Gross margins fluctuate from period to period due to product mix.

       Marketing expenses decreased by $310,227 or 26% when compared to the third quarter ended January 31, 1995 because last year's expenses reflect a contribution made by the Company to the national advertising program to assist the start-up of National Media Fund. General and administrative expenses increased by $773,209 or 36% over the third quarter of FY 95. This increase is primarily attributed to the growth of franchise centers in operation, and an increase in legal expenses and reserves.
These expenses will continue to grow with domestic and international growth of the Network. As of January 31, 1996, there were 2,564 MBE centers operating in the USA and 432 MBE centers operating outside the USA for a total of 2,996 worldwide.

       The Company centers' cost and expenses decreased by $42,045 or 8%. This decrease is directly related to the decrease in revenues.

       Other income (interest on investments and other) increased by $42,487 or 35% for the quarter ended January 31, 1996, compared to the quarter ended January 31, 1995. This increase is due to the increase in short-term investments.

       Net income increased by $392,054 or 17% in third quarter FY
96.  Earnings per share increased from $.20 to $.24 or 20%.


Nine months ended January 31, 1996 compared to Nine months ended
----------------------------------------------------------------
January 31, 1995:
-----------------

       Revenues for the nine months ended January 31, 1996 increased by $6,796,519 or 18% over the prior year's same period. Revenues from royalty and marketing fees increased by $4,921,848 or 27% over the prior period because of the increased number of centers in operation and the increase in the same store sales as noted earlier. The increase in same store sales is due in part to increased customer counts responding to our expanding national media campaign, and the introduction of new profit centers such as No-Limit Shipping and Color Copying. Revenues from franchise fees increased by $199,346 or 3%. Revenues from individual domestic franchise fees decreased by $306,080 or 6% during the first nine months FY 96 when compared to the same period FY 95. This decrease is due to the sale of fewer new individual franchises, 202 centers in the first nine months of FY 96 compared to 220 centers in the same period of FY 95. Revenues from master license fees increased 21% because of sale of master licenses to countries of Israel, Egypt, Jordan, Syria, and Lebanon. MBE believes that master license sales may be a less significant source of revenue during the remainder of FY 96 and beyond, and that the timing of these sales will not be predictable. The remainder of this revenue category includes sales of 2 new area franchises for $255,000, international sales of individual and area franchises by master licensees for $239,324, and transfer and renewal fees of $717,444 which indicates a 39% increase over the same period of FY 95.

       Revenues from the sale of supplies and equipment increased by $319,764 or 4%. This increase was due in part to the opening of more centers in the first nine months of FY 96. During the first nine months of FY 96, 223 centers opened as compared to 220 centers in the same period of FY 95. Interest income on leases and other increased by $1,158,097 or 31%. The major components of this revenue category include interest income on leases, interest on notes receivable, late fees, and various administrative fees. Interest income on notes receivable increased by $417,145 or 37% during the first nine months of FY 96 as compared to the first nine months of FY 95 because of MBE's expanded financing to promote network growth. Administration fees on national vendor contracts increased by 96% over the same period of FY 95. Interest income earned on leases and late fees decreased slightly when compared to the period ended January 31, 1995. Revenues from the company owned and operated centers increased by $197,464 or 17% as compared to the same period in FY 95 due to the addition of another center in the third quarter of FY 95.

       Costs and expenses for the nine months ended January 31, 1996 increased by $4,677,951 or 16% when compared to the nine months ended January 31, 1995. The increase in franchise operations expense was $2,079,290 or 23%. This increase is mostly due to the increase in royalties paid to area franchisees. Total royalties paid were $8,868,851, for the nine months ended January 31, 1996 compared to $7,335,900 in the same period last year. This increase of 21% is lower than the 27% increase in royalty fees booked in the first nine months of FY 96 because of the increase in the number of company owned areas and the fact that no royalties are paid out on company owned areas.

       Franchise development expenses increased by $361,135 or 9% for the nine months ended January 31, 1996. Costs of supplies and equipment increased by $346,642 or 6% as compared to the nine months ended January 31, 1995. This increase is due to the increase in sale of supplies and equipment. Gross margin decreased from 21% to 20% due to the product mix and a higher increase in cost of sales than increase in revenues.

       Marketing expenses decreased by $354,222 or 11% when compared to the nine months ended January 31, 1995 for the reasons discussed above.

       Administrative expenses increased by $2,047,947 or 35% over the prior nine months period ended January 31, 1995. This increase is due to the growth of franchise centers in operation and other items as discussed above. The company centers' costs increased by $197,159 or 16% due to the addition of another center noted above.

       Other income (interest on investments and other) increased by $127,999 or 41% for the nine months ended January 31, 1996, compared to the nine months ended January 31, 1995, due primarily to the increase in investments.

       Net income increased by $1,404,679 or 28% and earnings per share increased from $.44 to $.56 or 27% for the nine months ended January 31, 1996 compared to the nine months ended January 31, 1995.


LIQUIDITY AND CAPITAL RESOURCES

       Working capital at January 31, 1996 was $31,429,207 compared to $22,564,444 at April 30, 1995. The Company believes it has adequate financial resources for its present and projected operating requirements. The Company has become subject to various lawsuits and claims from its franchisees and employees in the course of conducting its business. The Company intends to vigorously defend these actions and believes that the ultimate resolution will not have a material adverse effect on the Company's financial condition or liquidity. However, there can be no assurance that an unfavorable result would not have a material adverse effect on the Company's results of operations.



                    PART II - OTHER INFORMATION


ITEM 1.    LEGAL PROCEEDINGS

       In January 1996, the suit styled Kellert v. Mail Boxes Etc. USA et al., which was filed in 1988 and is described in the Company's 10-K Report for the year ended April 30, 1995, was dismissed by the court on the grounds of abandonment of the action by the plaintiff.

       In Helm et al v. Mail Boxes Etc. and Mail Boxes Etc. v. B.
J. Postal Service Corp. et al., which is described in the Company's 10-K Report for the year ended April 30, 1995, and 10-Q Report for the quarter ended July 31, 1995, the court delayed the start of trial until late spring 1996 to enable the parties to complete discovery efforts.

       The Company intends to vigorously defend these actions and believes that the ultimate resolution will not have a material adverse effect on the Company's financial condition or liquidity. However, there can be no assurance that an unfavorable result would not have a material adverse effect on the Company's results of operations.


ITEM 6.    REPORTS ON FORM 8-K

       (b) No reports on Form 8-K were filed during the quarter ended January 31, 1996.


                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                         MAIL BOXES ETC.
                   ----------------------------
                           Registrant




By:   Gary S. Grahn                          Date:  March 11, 1996
    ---------------------------------------         -------------
      Gary S. Grahn
      Chief Financial Officer