Form 10-K
period 1996-04-30
MAIL BOXES ETC
filed 1996-07-25
CIK 791014

SECURITIES AND EXCHANGE COMMISSION
				 Washington, D.C.  20549

					----------------

					   FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 1996
					 --------------

						  OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________________

			   Commission file number 0-14821

				    MAIL BOXES ETC
	 ------------------------------------------------------
	 (Exact Name of Registrant as specified in its charter)

		California                            33-0010260
	   --------------                        --------------
(State or other jurisdiction of              (I.R.S.  Employer
incorporation or organization)               Identification No.)

6060 Cornerstone Court West, San Diego, California      92121-3795
- ---------------------------------------------------     ----------
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code: (619)455-8800
										  --------------
Securities registered pursuant to Section 12(b) of the Act: None
												----
							Name of each exchange on which
	Title of each class                     registered
	-------------------           ------------------------------
		  N/A                                N/A
	-------------------           ------------------------------

Securities registered pursuant to Section 12(g) of the Act:

			   Common Stock: No par value
	-------------------------------------------------------
				   (Title of class)
				   -----------------

Indicate by check mark whether the registrant (1) has filed
all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
					  ---    ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the Common Stock of the Registrant held by nonaffiliates of the Registrant on July 1, 1996, was approximately $160 million. The aggregate market value was computed by reference to the closing sale price for shares of the Common Stock of the Company on such date and excludes, for the purpose of this calculation, shares held beneficially by officers, directors, and ten percent shareholders.

The number of shares outstanding of the Registrant's Common Stock, no par value, as of July 1, 1996 : 11,187,826 shares.

			DOCUMENTS INCORPORATED BY REFERENCE.

Portions of Registrant's Annual Report to Shareholders for the year ended April 30, 1996 are incorporated by reference into Parts II and IV of this report. Portions of the Registrant's definitive proxy statement for its Annual Meeting of Shareholders, to be held August 23, 1996 are incorporated by reference into Part III of this report.

						  PART I

					  ITEM 1 : BUSINESS
					  -----------------
Mail Boxes Etc. ("MBE" or "Company") is the nation's largest franchisor of neighborhood postal, packaging, business, and communication service centers ("MBE Centers"). The Company offers both individual franchises and area franchises in the United States and master licenses in foreign countries. A typical MBE Center offers mail and parcel receiving, packaging, and shipping services through a number of carriers and provides small businesses with a wide range of products and services. These products and services generally include telephone message service, word processing, copying and printing, office supplies and communications services. Communications services typically include fax, voice mail, pagers, and wire transfers of funds. In addition, MBE Service Centers usually offer convenience items such as stamps, packaging supplies, stationery supplies, notary, passport photos, and money orders.

Except for the historical information contained herein, this Form 10-K contains certain forward-looking statements regarding the Company's business and prospects. These statements are subject to certain risks and uncertainties, such as those inherent generally in the retail and franchising industries, the impact of competitive products and pricing, changing market conditions, risk detailed in the sections entitled
"Risk Factors" and "Legal Proceedings," and other risks detailed throughout this Form 10-K. Actual results may differ materially from those projected. These forward-looking statements represent the Company's judgment as of the date of the filing of this Form 10-K. The Company disclaims, however, any intent or obligation to update these forward-looking statements. As a result, the reader is cautioned not to place reliance on these forward-looking statements.

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

The Company was incorporated in California in November 1983. By January 1, 1984, it had acquired all of the outstanding stock of Mail Boxes Etc. USA, Inc. ("MBE-USA"). MBE-USA was incorporated in May 1980, and has been developing and franchising the MBE Service Center concept since that time. MBE Service Corp. ("MBESC") was incorporated in August 1990 as a wholly owned subsidiary of the Company to develop and provide new services to the MBE Network. All such services to the MBE Network are currently being provided through MBE-USA, and MBESC is presently inactive. Mail Boxes Etc. is a holding company with no operations, except to the extent of providing certain executive management services to MBE-USA. The "Company" or "Mail Boxes Etc." or "MBE" refers to Mail Boxes Etc., together with its wholly owned subsidiary, MBE-USA, unless the context otherwise indicates.

In November 1995, MBE acquired a controlling interest in Mail Boxes Etc.
(UK) Ltd. ("MBE-UK"), which holds the MBE Master License for the United Kingdom. In June 1996, MBE acquired all of the equity interests in MBE-UK. Except for MBE-UK, all other international operations are under the direct operation and control of independent master licensees.

As of June 1, 1996, the Company employed approximately 200 full time regular and 15 contract employees.

Stock Acquisition by United Parcel Service
- ------------------------------------------
On October 3, 1990, United Parcel Service of America, Inc. ("UPS") purchased 1,066,666 shares of Company stock for an all cash price of $10.1 million or $9.47 per share and warrants, exercisable over a three year period, to purchase an additional 1,066,667 shares of MBE common stock, for an all cash price of $1.168 million. On October 3, 1991, UPS exercised its first warrant to acquire 355,555 shares for an all cash price of $3.6 million and on October 3, 1992 UPS exercised its second warrant to acquire an additional 355,555 shares for an all cash price of $4.3 million. The third and last set of warrants to purchase an additional 355,555 shares of stock for an all cash price of $5.2 million was not exercised and expired on October 3, 1993. UPS now has an approximately 16.3% equity interest in MBE.

Under the Agreement, UPS is also permitted to name a designee to MBE's Board of Directors. All of the funds received from UPS for the purchase of stock and the exercise of warrants have been, and are expected to be, used to finance the development of the MBE system.

Products and Services Provided
- ------------------------------
The typical MBE Center offers a broad range of services and products for personal and business support, communications services and convenience items and services. The use and importance of particular services and products vary substantially at individual MBE Centers. Prices for services and products are set by the individual Franchise Owners and depend on competitive conditions in their respective franchise locations. Major services and products offered at MBE Centers include the following:

Private Mail and Parcel Receiving Services
- ------------------------------------------
A typical MBE Center can service a large number of mail service customers at rates typically ranging from $10.00 to $30.00 per month. The mail receiving service is accessible to the customer 24 hours a day. In addition to the private mail receiving service, MBE Centers provide certain value-added services, including "Telephone Mail-Check, "which enables customers to check the status of their mail by phone, and "Expedited Mail-Forwarding " which allows customers to request by telephone that specific pieces of mail be immediately forwarded to them at another location. MBE Centers act as receiving agents for parcels shipped to their customers through the U.S. Postal Service, United Parcel Service, and other express carriers.

Shipping
- --------
MBE Centers also offer shipping service through UPS and other carriers, and can assist the customer in selecting the most appropriate and effective methods of packaging and sending parcels. MBE Centers advise customers as to the packaging requirements of the various carriers, provide packaging of items for shipment, and sell packaging materials and postal supplies.

Business Support Products and Services
- --------------------------------------
Businesses of all sizes and small office/home office workers are often frequent users of an MBE Center. A small business typically cannot afford its own mail room and shipping department nor can it afford to incur the overhead expense associated with running a fully equipped office. MBE Centers provide a small business with a variety of business services and products such as telephone message service, notary public, word processing, copying and printing services and office supplies through a national vendor.

Communications Services
- -----------------------
MBE Centers offer customers a wide range of communications services such as fax, voice mail, pagers, and wire transfer of funds.
Facsimile machines are required in all MBE Centers and provide both fax transmission and reception services for customers.

Convenience Items and Services
- ------------------------------
MBE Centers generally offer convenience items such as postage stamps, envelopes, rubber stamps, passport photos, film processing, and key duplication, as well as office supplies, greeting cards, and other related gift items.

The MBE Center Facility
- -----------------------
The typical MBE Center is an 800 to 1500 square foot facility. MBE
Centers are generally located in highly visible locations in strip centers or in high foot traffic downtown areas.

The standardized design of new MBE Centers is used to control and improve their appearance. The Company has a computerized design department which utilizes custom computer aided drafting and design (CAD) programs to improve the efficiency of MBE Center layouts. Layout of MBE Centers basically consists of a customer area in front with 24 hour accessible mailboxes and copying area, and a secured service/retail lobby adjacent. The rear area contains equipment, package storage, and work areas. Actual construction of each MBE Center is arranged and paid for by the individual Franchise Owner. The Company provides financing to qualifying Franchise Owners through its equipment leasing program, multiple Center ownership program, and other programs to enable these Franchise Owners to construct and equip new MBE Centers. As of April 30, 1996, the Company was providing financing to approximately 1,327 of its individual Franchise Owners under its equipment leasing program.

The Company has made arrangements with several national vendors which manufacture display and cabinetry fixtures, making them more readily available for timely distribution and facilitating the uniform appearance of the Centers. Design compliance is monitored by the Company, and research and development efforts are being continued to improve efficiency, productivity and profitability of the MBE Centers.

To assist new Franchise Owners in the construction of their MBE Centers, the Company has developed a prefabricated modular design package, which includes walls, cabinets, display systems and other fixtures. The modular design construction package, which can be shipped directly to the site of the new MBE Center, expedites construction, helps control costs, and assists in maintaining a standard appearance for all MBE Centers.

Software Development
- --------------------
The Company has developed and continues to develop software programs designed to assist Franchise Owners in the operation of their businesses and to reduce the volume of paper transactions. With MBEnet, a wide area network that links each MBE Center with every other MBE Center and the Company, each user is able to communicate in a paperless environment.
A customized manifesting system has also been developed for use in each MBE Center to control the package handling and shipping operations.

In FY95, the Company developed a customized accounting system that automates the accounting functions of an MBE Center. The new customized accounting system released during FY96 for use in MBE Centers. In addition, during FY96, the Company redesigned its World Wide Web Internet "Home Page" site to facilitate communication between the Company and its Area Franchisees, Franchise Owners, Master Licensees, customers and investors.

Domestic Franchise Development
- ------------------------------
In the United States, the Company offers both individual and area franchises with protected franchise areas or territories. MBE
Centers are currently located in all 50 states, and the District of Columbia and Puerto Rico. The typical franchise area for an individual franchise generally contains a population of approximately 15,000 to 30,000, although MBE Centers located in rural areas will have populations less than 15,000. Area Franchises generally encompass a population base of approximately 250,000 or more. Area Franchisees are granted exclusive rights to sell individual franchises in their protected areas and provide start-up assistance and continuing support to the individual Franchise Owners in those areas. The Company locates Franchise Owner prospects through advertising, referrals from existing Franchise Owners, and the marketing efforts of the Company's Area Franchise Owners and other independent contractors.

The following table sets forth the number of individual franchises sold for each of the years indicated by the Company and by the Area Franchisees.

			Individual U.S. Franchises Sold By:
			-----------------------------------
	Fiscal Year    Company        Area Franchisees    Total
	-----------    -------        ----------------    -----
	1991              90               197             287

	1992              75               232             307

	1993              34               300             334

	1994              24               246             270

	1995              23               289             312

	1996              24               263             287

The Company believes that there is still substantial opportunity for expansion in the United States, particularly in non-traditional MBE Center locations such as hotels, convention centers, college campuses, and other similar locations. The MBE Area Franchise Network in the United States is essentially built out, but the Company may still receive additional revenues from the sale of several new Area Franchises in the United States and from buying and selling selected Areas. In addition, the Company will continue to sell smaller additional territories to existing Area Franchisees who wish to expand and increase the size of their existing Area Franchise exclusive territories.

New Franchise Marketing Programs
- --------------------------------
Several new programs have been designed and implemented to assist the Company to achieve its goal of 5,000 MBE Centers worldwide by the year 2000. These programs include the Conversion Store Program, which targets potential independent operators in the industry to convert to an MBE franchise; the Host Store concept which locates MBE Centers within another retail environment; the Corporate Tour Program, in which potential Franchise Owners are invited to attend a tour of the Corporate headquarters in San Diego and receive formal presentations by key departments; the introduction of the rural store program; and the National Business Opportunity Month involving national advertising and local area business opportunity seminars. The Company ended its VetFran Program in FY95, but continues to provide special financing to assist retired or discharged U.S. military personnel in purchasing an MBE Franchise.

International Development
- -------------------------
The Company's first international Master License was sold in 1988 for the license rights to open MBE Centers in Canada. There are currently 16 MBE area franchises in Canada, and the Canadian MBE Master Licensee recently celebrated the opening of the 170th MBE Center in Canada.

MBE now has Master Licensees in 51 countries and territories, including Australia, Brazil, France, Italy, Mexico, Spain, the United Kingdom, several countries in Asia, and most countries in the Middle East and South America. A total of 92 Area Franchises are in place in the MBE International Network and there are 449 MBE Centers operating outside of the United States under the direction of the MBE Master Licensees. The Company believes that the MBE International Network still remains in the early stages of development.

Although the MBE concept has been proven in the United States,the concept sometimes develops more slowly in other countries due to a variety of market and operational factors. The MBE Master License that was sold in Japan in 1989 was re-acquired by MBE 3 years later. The Company also reversed the sale of the MBE Master License for Germany. Both of these situations were due to the Master Licensees' failure to effectively implement MBE business systems in the local markets. MBE Canada also experienced similar difficulties in its early stages, but following a transfer of the license, the MBE network in Canada is growing steadily under its current master licensee, who took possession of the Canadian master license in 1990. In addition, development in other countries, such as Italy has been dramatic with the celebration of the opening of the 100th Center in April 1996. The Company remains confident of the viability of the MBE concept internationally and is continuing its discussions with interested parties in other countries concerning the purchase of MBE master licenses.

During FY96, MBE entered into negotiations with the MBE Master Licensee for the United Kingdom to buy a majority interest in the Master License. These negotiations were successful and MBE formed an English company, Mail Boxes Etc. (UK) Ltd. ("MBE-UK"), to own and develop the UK Master License. In June 1996, MBE purchased the remainder of the equity interests in the UK Company, MBE-UK, and now owns all of the UK Master License.

Franchise Agreements and Fees
- -----------------------------
Each individual Franchise Owner in the United States enters into a franchise agreement with the Company. The individual franchise agreement requires payment of an initial franchise fee, which is currently $24,950. The initial franchise fee may vary for programs targeting specific markets, such as encouraging the development of rural stores, converting independent operators to MBE Franchise Owners, and enabling successful Franchise Owners to purchase multiple franchises. Individual Franchise Owners pay a monthly royalty of 5 percent of gross revenues, with the exception of certain items having low profit margins, such as stamps, metered mail, and money transfers, including Western Union money orders, upon which the 5 percent royalty relates only to gross profit margins. In addition, under Franchise Agreements signed prior to approximately June 1, 1994, individual Franchise Owners were required to pay a common advertising fee of 2 percent of monthly gross revenues. One half, or 1 percent, of those fees are used as a marketing fund by the Company for the development of advertising and marketing materials to increase sales at MBE Centers and to promote the MBE Network, and the other half was held by the Company for the benefit of the franchise network and disbursed to the local MBE advertising associations as matching funds for specific common advertising programs. By early FY95, over 85% of the MBE Franchise Owners had agreed to amend their franchise agreements to increase their advertising marketing contributions by an additional 1 1/2 % for the duration of a national advertising test program (the National Media
Fund or "NMF") which was scheduled to end November 30, 1996.  In
November 1995, a year early, the overwhelming majority of MBE
Franchise Owners voted to make the NMF a permanent fund. The total marketing/media fees now total 3.5% of gross revenues (as contrasted to 2% previously) and a portion of these funds amounting to 2.5% are contributed to the National Media Fund, which is discussed in more detail below. All new MBE individual Franchise Owners sign franchise agreements providing for marketing/media fees of 3.5% of gross revenues.

The franchise agreement has an initial term of ten years, and currently provides the Franchise Owner with an option to renew for additional ten year terms upon the payment of franchise renewal fees. With the approval of the Company, the Franchise Owner has the right to sell the Center and to transfer and assign the franchise agreement. The Company has a right of first refusal to purchase the Center in the event of a proposed sale.

The area franchise agreement requires an initial franchise fee based upon several factors, including population and other demo-graphic factors in the designated geographic region. A significant portion of the area franchise fee, up to 50%, is often financed by the Company under a promissory note at market rates of interest, with the note typically being paid over three to seven years.

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

Forty percent (40%) of individual franchise fees are paid as commissions to the Area Franchisee and the remaining sixty percent (60%) is retained by the Company. The individual franchise royalty fee of five percent
(5%) is divided equally between the Company and the Area Franchisee.
All franchise fees and royalties are paid directly to the Company, and the appropriate portion is then remitted to the Area Franchisee. For individual franchise centers in locations which have not yet been sold to an Area Franchisee, all fees and royalties are retained by the Company. In certain cases, if the Company deems it financially prudent, the Company may elect to repurchase certain Areas in which case all franchise fees and royalties will be retained by the Company.

As of April 30, 1996, the Company was providing financing for approximately 60 Area Franchisees who met MBE's qualifying requirements. Generally, this financing is for approximately one-half of the value of the Area Franchise. In addition, the Company may elect to extend credit to qualified Area Franchisees to further develop their Areas. None of the Area Franchisees are affiliates of the Company, although the Company has in the past re-purchased several Area Franchises and may resell them or operate them as Company-owned Areas. In connection with the sale of new Area Franchises, the Company expects to continue its practice of financing a portion of the franchise fee for qualified Area Franchisees. In FY96 the Company continued to purchase selected areas from existing Area Franchisees. These purchases will provide the Company with the benefit of the full amount of royalties and the Company will not be required to pay sales commissions from the sale of new franchises in those areas.

Franchise Support
- -----------------
Although the Company's franchise agreements contain provisions designed to assure quality of operation, the Company has less control over franchise operations and personnel than it would if it owned and operated each MBE Center. The Company, therefore, attempts to continuously improve and standardize the operating methods it recommends to its Franchise Owners. The Company's Training Department currently offers individual Franchise Owner, Area Franchisee, and international training programs at MBE University ("MBEU") in San Diego. MBE University opened in August 1989 at the national training facility located at the Corporate offices in San Diego. The MBEU curriculum focuses on small business management skills. Basic retail, computer, sales, telephone and customer service skills are taught in addition to business planning.

The individual Franchise Owner training program is mandatory for all new Franchise Owners, purchasers of existing centers (transferees), and conversions from independents to MBE Centers. The individual Franchise Owner training program currently consists of three days of observing operations in an MBE Center, two weeks of classroom instruction, and one week of in-center hands-on training. Upon successful completion of the intensive training program, a "Masters in Business Excellence" is awarded. The Company currently owns two MBE Centers located in San Diego, California, which are used to test market new products and services. These Company Centers may also be utilized for in-store work experience of new Franchise Owners who do not have an Area Franchise Owner.

Product Marketing
- -----------------
The Company has developed a comprehensive advertising kit, which consists of a series of advertising copy artwork and similar promotional materials that can be combined by the Franchise Owner to create a wide variety of newspaper and magazine advertisements and flyers. In addition to the advertising kit, the Company has created radio and television advertisements, numerous pamphlets and flyers, and in-store posters for Franchise Owners. Advertising generated by Franchise Owners is reviewed by the Company to assure proper use of logos, trademarks and service marks. The Company uses a system of pilot field testing of products and marketing techniques to improve sales and margins. During FY96, a membership organization for small business owners and those working out of their homes was launched, Small Office Home Office Association (SOHOA). The Company was a founding sponsor of the organization, which is expected to help position MBE Centers as a vital resource to SOHOA members.

National Media Fund
- -------------------
To finance the national advertising program, the Company established a National Media Fund in FY95. Under this program, which is now a part of the Franchise Agreement, each MBE Franchise Owner pays 3 1/2 % of revenues subject to royalty to the fund. Of the 3 1/2 %, 1% will continue to be used as a marketing fund, and 2 1/2 % will be contributed to the National Media Fund to be used for national broadcast media advertising. This advertising is designed to target consumers, as well as small and home-based business operators, in order to increase MBE Center traffic and attract new customers. The fund is now a permanent program.

National Account Clients
- ------------------------
The Company has developed a National Account program in which both the customers and employees of corporations of all sizes can avail themselves of the services and products of MBE Centers across the country to obtain access to a large nationwide network of MBE Center locations. The Company currently has national account agreements with a number of major corporations, including Xerox, Hewlett-Packard, Canon U.S.A., Ricoh, Philips Consumer Electronics, Thomson Consumer Electronics, Insurance Express, Toshiba, and Mita Copystar. The services commonly offered are as follows:

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

	MBE Corporate Cards for Off-Site Office Needs: Total Services Program ("TSP") - Targeted at companies with large field technical and/or sales organizations, the program offers a logistics and off-site office network and is also designed to support the office and depot needs of the corporate employee operating out of a home office. The MAIL BOXES ETC. "TSP" corporate card authorizes national account client employees to purchase products and services at MBE Centers nationwide under national contract pricing, standardized procedures and centralized billing. Companies such as Hewlett-Packard, Motorola, Armstrong and LDDS/Worldcom have signed up with the MBE TSP card, recognizing the value of increased productivity and improved cost-efficiencies.

Copyright, Trademarks, Service Marks
- ------------------------------------
The Company is the owner of federal and, where appropriate, state registered trademarks and servicemarks, which include Mail Boxes
Etc., Mail Boxes Etc. USA, MBE, Minute Mail, MBE and World Globe Design, The Post Office Alternative, MBE and Square Globe design Money Back Express, Minutemail, Big Or Small, We Ship It All, Making Business Easier, and TicketNet . The Company has also developed various symbols or icons representing MBE services and has obtained copyright registration for those symbols. The Company filed for trademark registration for the servicemarks It's Not What We Do, It's How We Do It ; We're The Biggest Because We Do It Right, No Limit Shipping; and plans to file for trademark protection for other marks as developed. The Company is aware of a few limited geographic areas in which the use of the Mail Boxes Etc. name by others apparently predates the Company's rights, but does not consider such areas material to the future expansion of the Company's business. The Company has also applied for registration in foreign countries where it has expanded and plans to expand the MBE Network.
In Canada, the Canada Post Corporation is opposing the Company's registration of its trademarks and the Company has instructed its Canadian trademark counsel to resist the opposition and proceed with the registration efforts.


CERTAIN RISK FACTORS RELATED TO THE COMPANY'S BUSINESS
- ------------------------------------------------------
In addition to those risks identified elsewhere in this Annual Report on Form 10-K, the Company's business and results of operations are subject to other risks, including the following risk factors:

Fluctuations in Operating Results
- ---------------------------------
The Company's quarterly and annual operating results are affected by a wide variety of factors that could materially and adversely affect revenues and profitability, including factors pertaining to (i) customer demand; (ii) general economic conditions in the retail industry and countries in which franchisees and Master Licensees do business; (iii) competition (described in more detailed below); (iv) fluctuations in foreign currency exchange rates and the possibility that one or more Master Licensees may experience high rates of inflation or currency crises in their respective countries; (v) new product development such as increased research, development and marketing expenses associated with new product introductions and risks associated with customer acceptance; and (vi) sales and marketing risks. In addition, expansion goals may not be met for all the reasons contained in this section and elsewhere in this 10-K report.

Competition
- -----------
The Company experiences competition from several sources. Direct competition comes from other national chains and independents and from specialty service providers, such as copy centers, quick print centers and office supply companies. There is growing competition from the United States Postal Service as it attempts to compete with the MBE concept with its Postal Service Centers located in shopping centers. To meet these competitive threats, MBE is responding on several fronts. The Company is continuing to explore ways of adding additional profit centers, such as color copying, No-Limit Shipping, selling long-distance phone services, and continued expansion of the national accounts programs. MBE is also attempting to strengthen its already strong customer service image by encouraging centers to extend their hours to meet growing customer demands. Finally, MBE has ongoing training and educational programs for its Franchise Owners that cover topics ranging from customer service to marketing products to new and existing customers. MBE believes that these programs, combined with the national television advertising program, will enable it to more effectively compete in a competitive world market.

Governmental Regulation
- -----------------------
The Federal Trade Commission has adopted a rule that requires franchisors to make certain disclosures to prospective Franchise Owners prior to the offer or sale of franchises. This rule requires the disclosure of information necessary for a Franchise Owner to make an informed decision as to whether to enter into a franchise relationship and delineates the circumstances in which franchisors may make predictions on future sales, income and profits. Failure to comply with this rule constitutes an unfair or deceptive act or practice under the Federal Trade Commission Act.

Numerous states have in recent years adopted laws regulating franchise operations and the franchisor - franchisee relationship, and similar legislation is pending in the U.S. Congress and several other states. Existing laws and pending proposals vary from filing and disclosure requirements in the offer and sale of franchises to the application of statutory standards regulating the establishment and termination of franchise relationships. These laws generally apply to both area and individual franchises. Although the foregoing matters may result in some modification in the Company's franchising activities and some delays or failures in enforcing certain of its rights and remedies under certain area or individual franchise agreements, such modifications, delays or failures have not had a material adverse effect on the Company's operations or business. However, the law applicable to franchise operations and relationships is still developing, and the Company is unable to predict the effect, if any, on its operations of additional requirements or restrictions that may be enacted or promulgated or of court decisions that may be adverse to the franchise industry. While it is difficult to assess potential effects of federal and state legislation in the U.S. or new international laws that may impact the industry, the Company does not anticipate any material adverse effects from such legislation or laws at this time.


ITEM 2 : PROPERTIES
- -------------------
Currently the Company's executive offices are located in a 60,000 square-foot three-story office building. Approximately 2,000 square feet of space is leased to other tenants. The Company purchased the building and land during FY92 for $3.2 million and built out the building at a cost of approximately $1.9 million. The Company believes the building will be adequate to accommodate its current employees and any near term expansion. The Company currently estimates that the value of the land and building is $5.4 million.

The Company operates a warehouse and one storage facility which provide approximately 10,000 square feet. The Company pays a base rent of $3,975, subject to annual formula increases, for the warehouse storage facilities.



ITEM 3 : LEGAL PROCEEDINGS
- --------------------------
In November 1988, a suit styled Kellert v. Mail Boxes Etc. USA et al. was filed in New York State Supreme Court (trial court for New York County), by one of the Company's franchisees against the Company, an Area Franchisee, and several individual officers of the Area Franchisee. Plaintiff sought rescission of the franchise agreement and damages in excess of $425,000, alleging that the defendant Area Franchisee failed to provide plaintiff with an offering prospectus in violation of New York State franchise law and made false representations regarding revenues, earnings and profits from both existing and new franchise centers.

In response to the Company's prior termination notice to the plaintiff franchisee for non-payment of royalties, the plaintiff franchisee also secured a temporary restraining order pending their motion for a preliminary injunction to prevent the termination of the franchise.
In December 1988, the plaintiff dropped its request for a preliminary injunction to prevent termination of the franchise. Plaintiff thereafter abandoned its franchise center and acknowledged the termination of the franchise agreement. The franchise center has been sold to a new franchisee and the defendants have dropped their counter claims against the Plaintiff as part of the Agreement regarding the sale of the store and
disposition of the sales proceeds.   In January 1993,  the case was taken
off the civil active list by the court. In January 1996, the court denied the plaintiff's motion to restore the case, and the case has now been dismissed.

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

On November 29, 1993, the defendant franchisee in B.J. Postal Services filed a second Amended Cross-Complaint, to which the Company unsuccessfully demurred. The Company filed an answer and discovery commenced. Subsequently, the defendant franchisee filed a third Amended Cross-Complaint dismissing one fraud and two contract causes of action and the claim for breach of the implied covenant of good faith and fair dealing. The defendant also added a cause of action for negligent misrepresentation.

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

On May 24, 1995, the court decided to proceed with trial of four of the franchisees as "test cases" in an attempt to help resolve this matter, and trial was scheduled for February 1996. In October 1995 the court permitted plaintiff franchisees to file a third Amended Complaint in which plaintiff franchisees dismissed one fraud and one contract cause of action and the cause of action for breach of the implied covenant. Plaintiff franchisees also added a cause of action for negligent misrepresentation. Two of the test-case plaintiffs dismissed certain other causes of action as well. In March 1996, the franchisees sought leave to file a fourth Amended Complaint adding claims for alleged violation of the California Franchise Investment Act. The court denied the test case franchisees' request to amend, but granted the motion as to the remaining plaintiff franchisees. MBE has filed motions for summary judgment on all fraud-based claims and a ruling is expected before September. The four test cases are now scheduled to go to trial in October 1996.

In August 1994, a suit entitled Conklin, et al. v. Mailboxes Etc. USA, Inc. was filed in Superior Court of California, in San Diego County, by a group of nine present and former franchisees.

The complaint alleges fraud in the inducement/concealment, breach of contract, unfair business practices, and breach of the implied covenant of good faith and fair dealing. Each of the plaintiffs is seeking compensatory damages in an unspecified amount, $250,000 each in punitive damages, and damages for emotional distress. Before filing an answer, the Company filed a motion in this action asking the court to dismiss certain claims and certain of the plaintiffs as improper.

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

Plaintiffs filed an amended complaint and have sought leave to file a third Amended Complaint which adds nine more current and former franchisees. The third Amended Complaint, in essence, makes the same charges as does the third Amended Complaint on the Helm matter.

The claims in Conklin are essentially the same as the claims made in the Helm and B.J. Postal Services cases, all of which have been brought on behalf of the franchisees by the same attorney. All of those cases are before the same trial judge in San Diego Superior Court. The pleadings by the Plaintiffs in Conklin have not been finalized and the Company has not yet answered or filed a Cross-Complaint. This matter has, in essence, been stayed by the court pending resolution of the four test cases discussed above.

The Company has become subject to various lawsuits and claims from its Franchise Owners and former employees in the course of conducting its business. While the Company intends to vigorously defend these actions, management is unable to make a meaningful estimate of the amount or range of loss that could result from an unfavorable outcome of all pending litigation. It is possible that the Company's results of operations in a particular quarter or annual period could be materially adversely affected by an ultimate unfavorable outcome of certain pending litigation. Management believes, however, that the ultimate outcome of all pending litigation should not have a material adverse effect on the Company's financial position or liquidity.


ITEM 4 : SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- ------------------------------------------------------------
No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 1996.


ADDITIONAL ITEM: EXECUTIVE OFFICERS OF THE REGISTRANT
- -----------------------------------------------------
The executive officers of the Company are as follows:
	Name                Age       Position
	----                ---       --------
Michael Dooling          51        Chairman of the Board
							of Directors

Anthony W. DeSio         66        Vice Chairman of the Board
							of Directors, President and
							Chief Executive Officer.

Roger A. Peters          50        Vice President - Network
							Operations

Robert J. DeSio          61        Vice President - Training and
							Communications

Gary S. Grahn            52        Vice President - Finance and
							Administration and Chief
							Financial Officer

Fred L. Morache          53        Vice President - Business
							Development

Bruce M. Rosenberg       49        Vice President, General Counsel
							and Secretary

William K. Lange         49        Vice President - Marketing

Ralph R. Askar           51        Vice President - Network
							Development


Anthony W. DeSio and Robert J. DeSio are brothers.

Officers serve at the pleasure of the Board. Biographical information concerning Messrs. Michael Dooling, Anthony W. DeSio, and Robert J. DeSio is set forth under the caption "ITEM NO. 1 - ELECTION OF DIRECTORS - BIOGRAPHICAL INFORMATION" in the Company's definitive Proxy Statement for its Annual Meeting of Shareholders to be held August 23, 1996, and is incorporated by reference herein.

Roger A. Peters joined MBE in January 1995 as Assistant to the President and became Vice President - Network Operations in July 1996. Prior to joining MBE, Mr. Peters served in a variety of management functions with Health and Tennis Corporation of America, the owner/operator of some 350 fitness centers located throughout North America where he worked since 1990. From 1986 to 1990 Mr. Peters served as President of Developrise Incorporated, a franchisee/sub-franchisor of two different nationally known restaurant concepts and one national service concept. Before that, Mr. Peters served as Director, Domestic and Foreign Development at Burger King Corporation, an international restaurant chain. Mr. Peters has over twenty-five years of retail and franchise system management experience. Mr. Peters has a Bachelor of Arts Degree in Business Administration from Cleary College and received a postgraduate degree in Real Estate from the University of Michigan.

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

Fred L. Morache joined the Company as Vice President of Marketing in September 1989 and assumed the position of Vice President - Business Development in June 1995. Prior to joining MBE, Mr. Morache had his own advertising and marketing consulting firm.
From 1985 to 1989 he was Vice President of Advertising for
Coldwell Banker Residential Real Estate, a national franchisor of real estate offices. Mr. Morache also worked as an advertising executive for McCann-Erickson and Grey Advertising, both national advertising agencies. From 1973 to 1981, Mr. Morache worked for McDonald's Corporation, an international restaurant chain, at various positions in their marketing department. Mr. Morache has a Bachelor of Arts degree from Illinois State University and a Master of Arts degree in Journalism from the University of Missouri.

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

Ralph R. Askar joined the Company as Vice President - Franchise Development in June 1995. Before that time, he was an MBE Area Franchisee for the Colorado, Wyoming and Montana Areas beginning in 1987. As an Area Franchisee, Mr. Askar received the MBE "Franchisee of the Year" award in 1994 and the Highest Sales Award in 1992, 1993 and 1994. He also acted as an MBE Approved Consultant for Oklahoma, Oregon, Washington State, France and Italy. Mr. Askar received his Bachelor of Science Degree in 1969 from Chicago Technical College and worked as a civil engineer/consultant/project manager from 1969-1977. Mr. Askar was a Civil Engineer and Consultant for Ellis-Murphy, Inc. and Schumacher & Bowman, Inc. in Arizona.

William K. Lange joined the Company as Vice President General Manager of MBE Service Corp. in August 1990 and assumed the position of Vice President - Marketing in June 1995. Prior to joining MBE, Mr. Lange was Vice President of Marketing for a San Diego based firm engaged in the business of electronic filing of income tax returns with the federal government. Mr. Lange worked as Vice President, General Manager of Schey Advertising from 1987-1988 and was President of Augusta Advertising in Houston, Texafrom 1981-1987, both national advertising agencies. From 1975-1981, Mr. Lange was Director of Advertising and Public Relations for Porta-Kamp Mfg. Co., an international oil field supply company. From 1970 to 1975, Mr. Lange was a United States Naval Aviator. Mr. Lange has a Bachelor of Arts in Humanities from Saint Lawrence University (N.Y.).


					    PART II
					    -------
		Certain information in Part II is included in the Company's Annual Report to Shareholders for the year ended April 30, 1996, included herein as Exhibit 13.1, which information is hereby incorporated by reference.


	   ITEM 5 : MARKET FOR THE REGISTRANT'S COMMON EQUITY
	   ---------------------------------------------------
			  AND RELATED SHAREHOLDER MATTERS
			  -------------------------------
Incorporated herein by this reference is the information appearing under the caption "Common Stock Data" in the Company's Annual Report to Shareholders for the year ended April 30, 1996, included herein as
Exhibit 13.1. As of July 1, 1996, there were approximately 800 holders of record of the Company's Common Stock.

		    ITEM 6 : SELECTED FINANCIAL INFORMATION
		    ---------------------------------------
Incorporated herein by this reference is the "Five Year Summary of Selected Financial Data" found on page 12 of the Annual Report to Shareholders.


	    ITEM 7 : MANAGEMENT'S DISCUSSION AND ANALYSIS OF
	    -------------------------------------------------
		FINANCIAL CONDITION AND RESULTS OF OPERATIONS
		---------------------------------------------
Incorporated herein by this reference is the "Management's Discussion and Analysis" found on Pages 13 to 15 of the Annual Report to Shareholders.


	   ITEM 8 : FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
	   -----------------------------------------------------
Incorporated herein by this reference are the financial statements and supplementary data found in the Annual Report to Shareholders on pages 16 to 23.


	   ITEM 9 : CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
	   ------------------------------------------------------
		    ON ACCOUNTING AND FINANCIAL DISCLOSURE
		    ---------------------------------------
					 Not Applicable



					    PART III
					    --------
    ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
    ------------------------------------------------------------
Incorporated herein by this reference is the information appearing in the Company's definitive Proxy Statement (filed or to be filed with the Securities and Exchange Commission within 120 days after April 30, 1996), for its Annual Meeting of Shareholders to be held August 23, 1996. Information concerning executive officers who are not members of the Company's Board of Directors is provided as an Additional Item in Part I of this report on Form 10-K under the subcaption "Executive Officers of the Registrant".


			  ITEM 11 : EXECUTIVE COMPENSATION
			  --------------------------------
Incorporated herein by this reference is the information appearing in the Company's definitive Proxy Statement (filed or to be filed with the Securities and Exchange Commission within 120 days after April 30, 1996), for its Annual Meeting of Shareholders to be held August 23, 1996.


		    ITEM 12 : SECURITY OWNERSHIP OF CERTAIN
		    ---------------------------------------
			  BENEFICIAL OWNERS AND MANAGEMENT
			  --------------------------------
Incorporated herein by this reference is the information appearing in the Company's definitive Proxy Statement (filed or to be filed with the Securities and Exchange Commission within 120 days after April 30, 1996), for its Annual Meeting of Shareholders to be held August 23, 1996.


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

In May 1995, in connection with Mr. Askar's acceptance of his position as Vice President of Franchise Development, the Company loaned Mr. Askar $200,000 to assist him in the purchase of his primary residence in San Diego. That loan, which bears interest at 9%, has a current principal balance of $101,878, which is all due and payable September 1, 1996. Mr. Askar's repayment obligations to the Company are secured by a right of offset retained by the Company in connection with the Company's obligation to pay a total of $900,000 to Mr. Askar for the repurchase of the Area Franchise as described above.


					    PART IV
					    -------

	    ITEM 14 : EXHIBITS, FINANCIAL STATEMENT SCHEDULE
	    -------------------------------------------------
				 AND REPORTS ON FORM 8-K
				 ------------------------

(a) (1) Financial Statements.

The following financial statements are included in and incorporated by reference from the Company's Annual Report to Shareholders for the year ended April 30, 1996, as provided in Item 8 of this report on Form 10-K:

			1.   Mail Boxes Etc.  Consolidated Balance Sheets
				at April 30, 1996 and 1995.

			2.   Mail Boxes Etc.  Consolidated Statements of
				Income for the fiscal years ended April 30, 1996, 1995 and 1994.

			3.   Mail Boxes Etc. Consolidated Statements of
				Shareholders' Equity for fiscal years ended
				April 30, 1996, 1995 and 1994.

			4.   Mail Boxes Etc. Consolidated Statements of
				Cash Flows for the fiscal years ended April
				30, 1996, 1995 and 1994.

			5.   Mail Boxes Etc. Notes to Consolidated
				Financial Statements.

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


Exhibit No.         Description
- -----------         -----------
	3.1*           Restated Articles of Incorporation (Filed with
				Form 10-K for the fiscal year ending April 30,
				1992).

	3.2*           Bylaws (filed with Form 10-K for the fiscal
				year ending April 30, 1995).

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

    13.1            Pages 12 to 24 of the Registrant's Annual
				Report to Shareholders for the year ended
				April 30, 1996.

    23.1            Consent of Ernst & Young LLP, independent
				auditors

	(b)  REPORTS ON FORM 8-K.

		None filed during the quarter ended April 30, 1996.

			 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
			 -----------------------------------------------
				   MAIL BOXES ETC. AND SUBSIDIARIES
				   --------------------------------

 COL. A            COL. B            COL. C             COL. D        COL. E

DESCRIPTION       Balance at        ADDITIONS         DEDUCTIONS/   Balance at
- -----------       Beginning         ---------          DESCRIBE        End
			   of period      (1)          (2)     ----------     of period
			   ----------  Charged to   Charged to                ---------
						Costs and    to Other
						Expenses     Accounts/
								   Describe
Year ended
April 30, 1996:
  Deducted from
  asset accounts:
  Allowance for    $2,626,984  $3,290,927               $2,410,925  $3,506,986
  doubtful accounts
  and notes
  receivable:


Year ended
April 30, 1995:
  Deducted from
  asset accounts:
  Allowance for    $1,391,000   $759,981     $726,984    $250,981   $2,626,984
  doubtful accounts
  and notes
  receivable:


Year ended
April 30, 1994:
  Deducted from
  asset accounts:
  Allowance for      $733,000  $1,129,770               $471,770*  $1,391,000
  doubtful accounts
  and notes
  receivable:


  * - Uncollectible accounts written off net of recoveries


					   SIGNATURES
					   ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

					 MAIL BOXES ETC.
					 ---------------

July 23, 1996:      Anthony W. DeSio
			by:  -------------------------------------
				Anthony W. DeSio, Vice Chairman,
				President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature                      Title                               Date

Michael Dooling
- ---------------
Michael Dooling          Chairman of the Board, Director        July 23, 1996


Anthony W. DeSio
- --------------------
Anthony W. DeSio         Vice Chairman of the Board,            July 23, 1996
					President, and Chief Executive Officer

Robert J. DeSio
- --------------------
Robert J. DeSio          Vice-President - Communications        July 23, 1996
					and Training

James F. Kelly
- --------------------
James F. Kelly           Director                               July 23, 1996


Daniel L. La Marche
- --------------------
Daniel L. La Marche      Director                               July 23, 1996


Joel Rossman
- --------------------
Joel Rossman             Director                               July 23, 1996


Harry Casari
- --------------------
Harry Casari             Director                               July 23, 1996


Gary S. Grahn
- --------------------
Gary S. Grahn            Chief Financial Officer, Vice          July 23, 1996
					President - Finance & Administration
					(Principal Financial and Accounting
					Officer)



						LIST OF EXHIBITS
						----------------

EXHIBIT NO.                                                 PAGE
- -----------                                                 ----


	13.1      Mail Boxes Etc. 1996 Annual Report to
				Shareholders                            25-54


	23.1      Consent of Independent Auditors                55
			 (Ernst & Young LLP)


						1996 Annual Report
					  Making Business Easier
						   Worldwide

Company Profile

Selected Financial
(Dollar and share amounts in millions except per share data)

Operating Highlights         Years Ended April 30,

					   1996    1995    % Change
Royalty and marketing fees  $30.9   $24.7   25%
Franchise fees              $ 8.6   $ 8.7   (1%)
Centers in operation        3,049   2,705   13%

Financial Highlights         Years Ended April 30,
					    1996    1995    % Change
Revenues                    $59.1   $50.4   17%
Net income                  $ 8.7   $ 6.8   29%
Net income per share        $ .77   $ .60   28%
Average shares outstanding   11.4    11.4   -
Total assets                $75.8   $64.3   18%
Shareholders' equity        $61.4   $52.1   18%
Working capital             $33.1   $22.6   47%

The discussion of the Company's business in this annual report contains certain forward-looking statements. For a discussion of factors which may affect the outcome projected in such statements, please see "Risk Factors" on page 15 of this report.

Started in 1980 by co-founder and current President and Chief Executive Officer Anthony W. DeSio, Mail Boxes Etc. is the world's largest franchisor of postal, business and communications retail service centers. From its original location in Carlsbad, California, MBE began its franchise sales program in 1980 and became a publicly held company in 1986.

There are 2,600 MBE Centers operating throughout the United States and 449 MBE Centers serving customers outside the U.S. With MBE master licenses in place in 51 countries abroad, the Company's retail distribution network is approximately eight times larger than its nearest competitor. MBE is on target to reach its goal of 5,000 centers in the U.S. and overseas by the year 2000.

MBE is a service-based company. It has grown far beyond its original business of providing customers with alternative retail services to the U.S. Post Office. MBE today offers a broad spectrum of business and communications solutions, including packing and shipping, photocopying, faxing, mail receiving service, office supplies and other related services. The Company also offers its MBE Centers to large corporations requiring a national distribution system to dispense a variety of services to their customers and field based employees.

The primary sources of revenues for the Company are generated by (1) royalty and marketing fees (the primary component of "recurring revenues") paid by franchisees, (2) fees paid by buyers of new franchises, and (3) sales of supplies and equipment to MBE Centers.

MBE sells new franchises in the United States through one of two ways: direct sales and sales through its network of area franchisees. In international markets, the Company sells master licenses for the rights to operate in countries other than the United States. In both cases, the Company provides sales and operational support to franchise and license holders.

MBE has an excellent balance sheet, highlighted by a strong cash position and minimal long-term debt. This will enable the Company to reinvest capital into strategic programs, such as repurchasing the licenses of mature area franchises in the U.S., sponsorship of national advertising campaigns, and financing the re-imaging of older centers to be consistent with MBE standards.

The Company has contracts with major corporations to provide their field organizations and customers with professional business services at participating MBE Centers. This "virtual office" market segment is growing steadily and is expected to play a larger role in MBE's expansion. Another important emerging market for the Company is the small office/home office
(SOHO) market, which is growing rapidly as a result of corporate downsizings and increases in the number of people operating small and home-based businesses. The Company has been providing a variety of support services to home-based businesses since its inception in 1980.


						 President's Message
Dear Shareholders:

This has been an excellent year for Mail Boxes Etc. We have taken several effective steps to protect and grow our core business revenues and have also aggressively positioned MBE to expand still further in the marketplace of tomorrow.

First, let's review where we've been, and where we are moving in order to maintain the current dominant position we enjoy in our industry.

Net income this year was a record $8.7 million, a robust 29 percent increase from the prior year. June 1996 was our 10th anniversary as a publicly held Company, and I am pleased to announce that, adjusted for stock splits, the price of our initial public offering was $1.91 compared to the price on June 28, 1996 of $22.88. Net income per share in FY96 also reached a record level, climbing by 28 percent, from the previous year, to $.77 per share.

Everywhere you look in our revenue stream, results were impressive. Total revenues rose by 17 percent, to $59.1 million. Recurring royalty revenue and marketing fees, a key measure of network growth and of increases in same-store sales, reached a new high of $30.9 million, a 25 percent gain from FY95. Same-store sales climbed by 16 percent over FY95.

Franchise fees were down by one percent during FY96, but with its sales performance in FY96, the Company remains on track to reach the 5,000 center mark by the year 2000.

These year-end numbers are superb. They confirm that MBE remains the industry's undisputed leader in providing postal, business and communications services. In terms of an ability to deliver these services through an international distribution network, no other company comes close to the strengths and geographic coverage offered by MBE.

During FY96, we undertook several initiatives to protect and grow the core earnings that flow from packing and shipping, mailing services, office supplies, No-Limit ShippingSM and other popular services widely needed by individuals and businesses alike. Our highly successful Super Bowl promotion in January 1996, national advertising campaigns and other marketing strategies created substantial brand awareness among our traditional customer profile base.

We also realize that this is an increasingly competitive market segment and that the MBE Center of tomorrow will be different from the MBE Center of today. Changes in the marketplace are creating new customer segments, and as the Company grows in size and profitability, our strategic plan to attract these new customers becomes more of a reality.

Fundamental to our future is continued growth of the center network. By April 30, 1996 the MBE network stood at 3,049 franchise centers open worldwide. While this is a significant number by itself, it by no means represents a fully developed network. We believe significant potential remains for continued network growth.

Domestically, MBE had 2,600 centers operating at the end of FY96. We anticipate continued strong domestic growth by identifying successful nontraditional locations (college campuses, hotels, convention centers), by further expansion into rural communities, and by completing the build-out of our domestic network in metropolitan areas.

The outlook for international growth is even brighter. With close to 450 centers operating abroad and master licenses in place in 51 countries, the potential for global expansion is exceedingly bright. Western Europe network development is in its early stages and central and eastern Europe, Latin America, Asia and Australia represent additional opportunities.

Coupled with the impact of network expansion are the effects of dramatic shifts in how work and production are defined. Growing numbers of individuals are choosing to operate small and home-office businesses. Also increasing in numbers are workers who telecommute and field service workers of corporations who maintain "virtual" offices. With the network coverage and scope of services we offer, MBE is positioned far better than any other company in the industry to serve this emerging market.

Our expansive network also brings competitive advantages to companies with widely scattered facilities and customer bases. Through MBE's national account agreements, companies direct customers and employees into our centers for such varied purposes as shipping or receiving electronic components, transmitting financial documents, and forwarding warranty repair work to service centers. No other network offers the benefits that MBE offers to corporate accounts, and that value will grow as the network expands still further.

This is an exciting time for MBE. Not only are we the market leader in a traditional sense, but we also are creating new reasons for customers to choose MBE and more ways to access them. All of us in the MBE family look forward to meeting these challenges.

I cannot conclude this letter without expressing my thanks to the franchise owners, employees, customers and shareholders for all they have done to make this past year so exceptional and to prepare for continued success in the future. As we move forward with our strategic plan, I am confident we have the talented people and prudent vision necessary to enable MBE to remain the leading retail distribution system around the globe for postal, business and communication services.



Anthony W. DeSio
President and Chief Executive Officer


Investment Strengths

   Record levels in FY96 of net income, net income per share and revenues from royalty and marketing fees

   Net income per share growth of 22% and 28% for FY95 and FY96

   438 centers sold in the United States and abroad in FY96, with excellent potential to reach 5,000 worldwide by the year 2000

   Singularly positioned to deliver business and communications services to customers anywhere in the vast MBE network, including corporate accounts and the rapidly growing small office/home office market segment

   Global reach into 51 countries outside the United States

   Strong market penetration: one in five U.S. households has used MBE

   Focus on delivery of services with universal demand

   Experienced management team, led by the industry's pioneering founder

   Excellent balance sheet, with a strong cash position and minimal long-term debt

   Ranked in Entrepreneur magazine's annual Franchise 500 survey as the #1 business services franchise in the world for 1993-1996. Also ranked the #1 non-food fran-chise for 1993-1995.



Network Globalization Defines MBE; It's Who We Are and What We Can Do

MBE had 2,600 domestic centers open by the end of FY96, an increase of nine percent over the prior year. The MBE network is by far the largest network of locations in our industry, and continues to expand at a rate faster than all of our competitors combined. We added more centers last year than our eight largest competitors combined.

MBE's focus on network size has a strategic purpose. In this industry, geographic reach is the key to success. To serve customers effectively and efficiently, a company in our business must be able to provide services no matter where customers and employees are located. MBE is the only company in our industry positioned to do that.

During FY96, MBE and its international master licensees sold a combined total of 438 centers in the United States and abroad, compared to 460 in FY95. According to Entrepreneur magazine's annual Franchise 500 issue (January 1996), MBE was the eighth top franchise company in the United States (five of the leading seven were fast food companies).

Domestic Activities

Sales of new centers in the U.S. in FY96 totaled 287. Ownership of multiple centers is on the rise which we believe confirms the value of MBE's business concept. Out of 2,600 MBE domestic centers that are open and operating, nearly 20 percent are owned by franchise owners who own more than one MBE Center.

Since network growth is key to such fundamental strategies as our national accounts program, advertising campaigns, favorable pricing arrangements and selection of services, MBE is responding with direct steps to meet the challenge of continued growth in an increasingly competitive market segment.

More and more MBE Centers are sinking roots and growing in non-traditional locations such as hotels, convention centers, college campuses and smaller rural towns. In these instances, centers tailor their services to the unique needs of customer bases characterized by high mobility and specialized needs.

We are also strengthening the Company through network restructuring. In selected areas, the Company has repurchased area franchises for re-sale to proven area franchisees. Special financing packages can be made available to facilitate these transfers.

International Activities

International sales of MBE Centers continued on the strong pace established in the previous year. A total of 151 centers were sold during the year, an increase of one percent over FY95. This boosted the number of MBE Centers operating outside the U.S. by 37 percent to 449 from 327 at the end of FY95.

The number of international area franchisees increased five percent in FY96 as master licensees continued to develop MBE's international potential. Worldwide, MBE finished the year with 92 area franchisees in place within the MBE international network. In FY96, our International Partners Program, composed of highly successful area franchisees, continued to provide master licensees with experienced, hands-on development support to help grow the global network.

Among international highlights of FY96 were the following:

   For the second consecutive year, an MBE master licensee opened the 100th center in a country outside the United States. The first was Canada in 1995. In 1996, it was Italy.

   The openings of centers in Athens, Jakarta, Tel Aviv and Jeddah during FY96 marked the introduction of MBE services in Greece, Indonesia, Israel and Saudi Arabia, respectively.

   MBE reacquired the master license for the United Kingdom shortly after the close of FY96 and established a regional office in London. We are utilizing this office to support what we believe to be sizable expansion opportunities present in the UK, and to provide more comprehensive sales and operational support services to MBE Centers in Europe.

   Sales of master licenses in Israel and the South African region bring the master license total to 51, up from 47 the previous year.

Western Europe continues to be a growth market for MBE. Our network there nearly doubled between the June 1995 opening of a center in Paris (our 100th location in Europe) and May 1996 with the opening of a center in Rome (our 100th center in Italy).

Although we are already in hundreds of markets in western Europe, we anticipate further growth throughout the entire European continent. Considerable potential exists in most other parts of the world, with Latin America, the Middle East, Asia and Australia at the top of our near-term development list.


Globalizing Our Customer Base Through An Unrivaled Distribution System

MBE made several advances in strategic initiatives during FY96 which further demonstrated the value of our global distribution network for services and added substantial value to the Company's brand equity.

A total of 34 companies, including 17 newly enrolled during the year, were participating in our national accounts program by year-end FY96, bringing the advantages of MBE's comprehensive retail business services available to their field organizations and customers. This substantial growth in participating companies resulted from new marketing tactics that targeted companies in specific market segments and from greater awareness of productivity benefits offered by our national accounts alliances.

Total revenue from our national account agreements in FY96 increased 106 percent over FY95.

The Company also made important strides in diversifying the mix of revenues that accrue from national accounts activity. Nearly 43 percent of FY96 national accounts revenue was derived from our consolidation, business communications and Total Services Program, compared to 30 percent in FY95. In creating more of a balance in service utilization, MBE Centers have reduced dependence on packing and shipping as the primary source of national account revenues.

As FY96 drew to a close, MBE was preparing to introduce the Small Office/Home Office AssociationTM (SOHOATM) to its network as a strategic initiative to capture the dominant market share among small office/home office workers. This rapidly emerging market has swelled to an estimated 46 million full and part-time workers in the U.S., and is also growing in other nations, as unprecedented corporate restructuring and downsizing result in workers who telecommute or choose instead to operate home-based businesses.

In addition to finding professional solutions for their postal, business and communications needs by joining SOHOATM, members receive benefits that include legal services and assistance, accounting and tax services, financial planning and investment services, leasing services, affinity telephone rates, and group insurance programs. MBE Centers are in a unique position to capture a high market share of small office/home office workers support business because of our network size and our reputation for reliable services.

MBE is a founding sponsor of SOHOATM, which debuted in the U.S. in mid 1996 and will expand into selected international markets during 1996/1997. Membership Services, Inc. is the managing partner of SOHOATM providing member fulfillment services. Other participating sponsors include Dun & Bradstreet, ISG/ITT Hartford, Day Runner, Scholastic Inc.'s Home Office Computing Magazine, MCI, American International Group, Inc., American Greetings, Ameracall, The Signature Group, Waddell & Reed and United Investors Life. Each contributes a unique benefit to the association. SOHOATM will continue to seek additional partners who can broaden the desirability of membership in SOHOATM.

Groundwork was also nearly completed during FY96 on a strategic alliance for telecommunications services that, when brought on-line, will provide further cost efficiencies and convenience for MBE customers. These benefits include resale of long distance telephone services, telephone debit cards, pager and cellular phone sales and rentals, international telephone call-back service, electronic mail and internet access.

In attracting new customers from outside our traditional customer base, we believe strategies like the national accounts program, Small Office/Home Office AssociationTM affinity group, telecommunications benefits and similar business services will become primary sources for growth. No other company in our industry can offer the services that MBE can offer these cost-conscious customers.


National Accounts Clients

These are some of the companies MBE welcomed to its national accounts program during FY96, providing the extensive reach of our network and flexibility of our services to their field organizations and customers:

Armstrong World Industries, Building Products Division, Lancaster, PA; world's largest manufacturer of acoustical ceilings, walls and suspension systems

Motorola, Radio Parts Services Group, Schaumburg, IL; service commercial radios

Sharp Electronics, Mahwah, NJ; manufacturer and sales of consumer and business electronics

I.D. Link Company Inc., Spokane, WA; personal property identification and recovery service

Konica Business Machines USA., Inc. Windsor, CT; copier, fax and multifunctional office equipment supplier

D&J Glass & Art Clinic, Sioux Falls, SD; art and glass restoration

Monitech Inc., Moonachie, NJ; depot repair of all types of computer displays, specializing in 19'' to 21'' models

Thermador, Los Angeles, CA; original equipment manufacturer and servicer of high-end kitchen appliances

Checkwriter Systems, Encino, CA; largest independent organization for check protection equipment

National PC Systems, Encino, CA; national third party depot service for tens of thousands of computer users

Tracker Corporation of America, New York, NY; identification and recovery of lost and/or stolen possessions

Associated Distribution Logistics, New Hyde Park, NY; servicer of computer equipment


Focusing Global Resources To Build Local Strength

MBE aggressively supports the local marketing efforts of its franchise owners with an effective range of activities designed to enhance brand awareness and bring more customers into each center.

Creation of a permanent National Media Fund in FY96 was a watershed event for domestic MBE franchisees. Begun in 1994 on a trial basis to support a first-ever national advertising campaign, the fund was sustained by an extra one and one-half percent advertising fee payment per month from each participating MBE Center in the U.S. The positive impact on same-store sales from the multi-million dollar advertising campaign that followed led franchisees to approve the fund's conversion to permanent status well before the 30-month trial was to conclude.

National advertising messages were integrated during the year within local stores through special promotional materials, enabling individual centers to leverage their marketing dollars.

We believe approximately four percent of the 16 percent increase in domestic same-store sales during FY96 was due to the national TV campaign. This came at a time when nationwide retail sales had virtually no increase, attesting to the value of our advertising investment. The National Media Fund will continue as a mainstay in network marketing support.

In a related television advertising project, MBE was a sponsor of the most-watched event in television history-the 1996 Super Bowl with 138.5 million viewers. MBE's 30-second commercial linked an American icon, the Oscar Mayer Wienermobile, to our nationwide network of centers meeting the driver's business services needs.

The campaign was supported by in-store point-of-purchase programs and a direct mail campaign. MBE's name recognition in the U.S. climbed from 59.6 percent to 67.1 percent, according to a follow-up national market research study. Within MBE's targeted household market segment, unaided awareness more than doubled, from 12 percent to 28 percent. The survey also revealed that one in five households had used MBE services in the previous 12 months, and following the Super Bowl promotion, an additional 5 percent of respondents said they were likely to turn to MBE for services.

MBE will continue to seek cross-promotional opportunities through strategic partnerships with companies who share compatible customer rofiles. Our goal is to not only build brand equity, but to also use the promotional value of that equity to support in-store sales.

To insure the sense of reliability and professionalism inherent in a consistent image, the Company places special emphasis on its re-imaging program for older MBE Centers. During the past two years, approximately 1,200 centers have been re-imaged. These are centers which have been resold to new owners or which have been voluntarily enhanced by existing owners.

Computer technology is another area in which MBE is moving quickly, reflecting its explosive growth as a business and communications tool. Virtually every MBE Center now is linked to the corporate office and all other centers via electronic mail, with connections to international centers carried through the World Wide Web. Most of the Company's important operations, sales and administrative information are distributed over MBEnet, our internal wide-area network.

MBE also has a home page on the Internet (http://www.mbe.com) with information on customer services, franchising opportunities, marketing promotions and investor news. The bottom line for the Company's integration of state-of-the-art hardware and software is to increase speed and consistency in collecting and disseminating information, leading to greater efficiencies and productivity for center operators.


Network Accomplishments Lead to Investment Value

Strong improvements in key performance measures for FY96 provided firm support for network growth, service enhancement and increased market shares.

Net income, total revenues, recurring royalty and marketing fees, and total sales reported by franchise centers all reached record levels. These outstanding results gave still greater impact to the Company's long-standing practice of strengthening the network through the reinvestment of capital in new programs and services.

MBE continues to build its revenue generation base through sustained growth in the number of centers. In FY96 we sold 287 new centers domestically and our master licensees sold 151 centers internationally.

Total revenues of $59.1 million resulted chiefly from increases in royalty and marketing fees, reflecting the strength of same-store sales and the number of centers in our network. Total revenues rose 17 percent from the prior year.

Revenues from royalty and marketing fees increased 25 percent in FY96 and accounted for 52 percent of the Company's revenues. Total recurring revenue, of which royalties and marketing fees are a major portion, were 69 percent, up from 61 percent in FY95. This growth is the result of network expansion and improvements in same-store sales. Each of the accomplishments outlined above helped sustain the Company's excellent cash position of recent years, providing key resources for growing and strengthening our network throughout the world.

MBE also selectively repurchases area franchise licenses in the U.S. that have reached maturity. Because each transaction in this buyback program means a doubling of recurring revenues and a favorable incremental after-tax return, this strategy is a prudent deployment of the Company's capital. As of April 30, 1996, the Company had re-acquired area franchise licenses for Alameda County, CA; Montgomery County, MD; Washington, D.C.; the state of Colorado; and a portion of northern California and Nevada.

Nearly 20 percent of MBE centers operating at the end of FY96 were owned by individuals who owned one or more centers, which we recognize as a clear endorsement of MBE's business philosophy. The Company supports existing owners in these endeavors by offering special financing packages for initial leasing and other startup costs.

The Company works to strengthen the network by re-acquiring underperforming area franchises and individual centers or facilitating their transfer to owners with a favorable track record.

In addition to the customers we serve, many investors also have recognized the value of MBE. During the period between the beginning of FY96
(May 1, 1995) and the preparation of this annual report in July, 1996 the price of our common stock more than doubled reaching a record of $23.00 on July 1, 1996.

Five-Year Summary of Selected Financial Data
(In thousands, except per share data)

Selected Financial Data
								 Fiscal Years Ended April 30,
						    1996     1995     1994     1993     1992
						    _________________________________________
Revenue:
	Royalty and marketing fees   $30,947  $24,673  $19,972  $15,935  $12,796
	Franchise fees                 8,557    8,670    7,837    9,790    9,198
	Sales of supplies
	and equipment                 10,839   10,020   10,820    9,416    9,203
	Interest income on leases
	and other                      6,975    5,424    3,972    4,063    4,441
	Company centers                1,789    1,564    1,059    1,051    1,019
							_______  _______   ______   ______   ______
		Total revenue             59,107   50,351   43,660   40,255   36,657

Cost and Expenses:
	Franchise operations          14,881   12,506   10,480    8,484    7,158
	Franchise development          5,883    5,090    3,896    4,077    4,085
	Cost of supplies
	and equipment                  8,465    7,915    8,914    7,697    7,778
	Marketing                      4,068    4,630    3,713    3,112    3,260
	Administration                10,293    7,878    6,105    4,776    4,664
	Company centers                1,842    1,598    1,026    1,019    1,000
							 ______   ______   ______   ______   ______
	    Total cost and expenses    45,432   39,617   34,134   29,165   27,945

Interest on investments
 and other                           674      447      642      509      418
						    ______   ______   ______   _______   _____

Income before taxes               14,349   11,181   10,168   11,599    9,130

Provision for income taxes         5,620    4,411    4,136    4,716    3,670
						    ______   ______   ______   _______  ______

Net income                       $ 8,729  $ 6,770  $ 6,032  $ 6,883  $ 5,460
						   =======  =======  =======  =======  =======

Net income per share             $  0.77  $  0.60  $  0.49  $  0.56  $  0.46
						   =======  =======  =======  =======  =======

Balance sheet data at April 30:
	Total assets                 $75,766  $64,294  $55,211  $56,178  $44,148
	Long-term debt                 1,402    1,337     --       --       --
	Shareholders' equity          61,363   52,145   50,115   49,508   38,097
	Working capital               33,143   22,565   24,102   26,674   19,520

To date, the company has not declared or paid any cash dividends on its common stock.


Operating Data                     1996     1995     1994     1993    1992
							_______________________________________
Domestic Centers Fiscal Years
Ended April 30,
MBE Centers opened                  281      264      305      333     270
Left system                          23       25       17       16       7
MBE Centers closed                   36       26       20       25      29
MBE Centers operating             2,600    2,378    2,165    1,897   1,605

International Centers Fiscal
Years Ended April 30,

MBE Centers opened                  136      114      113       70      24
MBE Centers closed                   14        2        6        1       0
MBE Centers operating*              449      327       215     108      39

*These centers are under different arrangements than the domestic centers for the payment of franchise fees and royalties to the master licensees and MBE.


Management's Discussion and Analysis
(for Fiscal Years Ended April 30, 1996, 1995, and 1994)

Overview

Mail Boxes Etc. ("MBE" or the "Company") demonstrated that it is continuing to rebound during FY96. Revenue, net income and net income per share grew to all-time highs during FY96. Revenue increased to $59.1 million, a 17% increase, net income grew to $8.7 million, a 29% increase and net income per share was $.77, a 28% increase.

The network grew to a total of 3,049 centers worldwide (2,600 in the U.S. and 449 internationally). This helped propel the strong royalty and marketing fee growth of 25% achieved during FY96. Recurring revenues, of which royalties and marketing fees are the primary component, increased to about 69% of total revenues, up from 61% in FY95.

During FY96, MBE continued to record strong individual center sales in the U.S. with 287 new franchises sold. Management continues to make increasing domestic franchise sales a top priority, but cautions that market factors plus the saturation of a few key markets may make this a challenging process.

Except for the historical information contained herein, the matters discussed in this annual report are forward-looking statements that involve risks and uncertainties. These are discussed more fully in the section entitled "Risk Factors" on page 15 and include such items as pending litigation, increasing competition and the possibility of a strike against UPS by its union. Consequently, actual results may differ materially from those projected. These forward-looking statements represent the Company's judgement as of June 7, 1996. The Company disclaims, however, any intent or obligation to update these forward-looking statements.

Revenues

Total revenues increased 17% for FY96 and 15% for FY95. As more fully described below, the FY96 revenue growth resulted primarily from an increase in royalty and marketing fees which resulted from an increase in same-store sales and an increase in the number of centers in the system.

Revenues from royalty and marketing fees increased by 25% during FY96 and 24% during FY95. These increases are the result of growth of the network through the opening of 281 individual centers and a 16 percent increases in same-store sales.

MBE believes that the growth in same-store sales during FY96 was due in part to the national television advertising program launched at the beginning of FY95. Without this program, management believes that this increase would have been about 12%. Management believes the effect of the national television advertising program will continue to be beneficial, and produce same-store sales growth during the upcoming fiscal year.

The increase in royalty and marketing fees attributable to these two factors for each fiscal year is:

							 FY96          FY95          FY94
								    (In thousands)
						    __________________________________

Centers open less than 1 year     $1,686        $1,450        $1,418
Centers open more than 1 year     $4,588        $3,252        $2,619

The increase in these revenues amounted to $6.3 million in FY96 and $4.7 million in FY95. New centers opened (281 in FY96, 264 in FY95 and 305 in FY94) also contributed to the strong royalty growth rates shown above.

Total franchise fees, which consist of individual, area, renewal and master license sales, decreased by 1% during FY96 and increased by 11% in FY95. The following table shows the number of sales for the primary categories during each of the last three years:

									FY96      FY95      FY94
									------------------------
Domestic individual franchise sales           287       312       270
International individual franchise sales      151       148       120

Domestic individual center franchise fees were down by 6% during FY96 and up by 7% in FY95. The decrease during FY96 resulted because 25 fewer franchises were sold. The increase in FY95 was due to 42 more franchises being sold. International master license sales weakened during FY96. MBE believes that master license sales may not be a significant source of revenue during FY97 and beyond and that the timing of these sales will not be predictable.

Sales of supplies and equipment increased by 8% in FY96 and decreased by 7% in FY95. The sales margin was 22% in FY96 and 21% in FY95. The sales margin increased due to a slightly more favorable sales mix in FY96 compared to FY95 and FY94.

Interest income on equipment leases and other income increased by 29% during FY96 and by 37% during FY95. The components of this revenue category include interest income earned on leases and notes, finance charges, late fees, and various administrative fees. The FY96 increase resulted from additional financing programs made available to franchisees, the sale of MBEnet software to the network and other added service revenues. In addition, the administrative fees on national vendor contracts increased as the transaction volumes increased.

Company centers' revenues grew by 14% in FY96 compared to 48% in FY95. The Company centers' combined operating margin was negative in both FY96 and FY95. These centers serve as test sites for new products and ideas and to train Company employees and new franchisees. As such, their primary objective is to develop and test new products and services and the result is that their operating expenses are higher and more volatile than might be experienced by a typical owner-operated franchise.

Costs and Expenses

Total costs and expenses increased by 15% during FY96 and 16% during FY95. Costs and expenses were 77% of revenues during FY96 and 79% during FY95 and 78% in FY94.

Franchise operations expenses, which are incurred to provide operational support to the network, increased by 19% in FY96, and 19% in FY95. These expenses include royalties paid to area franchisees to support the network. These costs will generally increase as the network's royalty revenues increase.

Franchise development expenses increased by 16% during FY96 and by 31% during FY95. The smaller increase during FY96 was due, in part, to fewer sales commissions paid resulting from lower franchise sales.

Marketing expenses decreased by 12% during FY96 and increased by 25% in FY95. The decrease during FY96 was largely as a result of MBE not making a contribution to the National Media Fund as it did in FY95.

General and administrative expenses increased by 31% during FY96 and 29% during FY95. The increase in FY96 was primarily due, to increases in bad debt reserves and in litigation expenses. Overall, these expenses will tend to continue to increase as the domestic and international network grows.

The Company's effective tax rates were 39.2% in FY96 and 39.5% in FY95 and 40.7% in FY94. The provision for income taxes is computed in accordance with the Statement of Financial Accounting Standards No. 109, which became effective for the Company's fiscal year 1994.

Net Income and Income Per Share

Net income increased by 29% in FY96 and by 12% in FY95. Net income per share increased by 28% during FY96 and by 22% during FY95.

Liquidity and Capital Resources

The Company believes that it has adequate financial resources for its present and projected operating requirements. The following table summarizes MBE's cash and working capital position at the end of the last three years:
								 FY96       FY95       FY94
									  (In thousands)
								 --------------------------

Cash and short-term investments        $23,241    $10,428    $10,691
Working capital                        $33,143    $22,565    $24,102

The decline in the amount of cash and short-term investments and working capital during FY95 and FY94 was the result of management's decision to use a portion of these funds to repurchase shares of MBE's common stock. During FY95, MBE repurchased 564 thousand shares of stock at a cost of about $4.8 million. During FY94, MBE repurchased 765 thousand shares of stock at a cost of about $6.3 million. During FY96, MBE repurchased only 84 thousand shares because this use of working capital was less attractive than other alternatives. Management is authorized to repurchase slightly over an additional one million shares.

During the second quarter of FY95, the Company obtained a $7 million line of credit from a bank. At the end of FY96, MBE was using approximately $0.8 million of the line of credit to advance funds to the franchisees' National Media Fund for advanced media purchases. Interest on this advance is paid by the National Media Fund.

Risk Factors

The Company has become subject to various lawsuits and claims from its franchisees and former employees in the course of conducting its business. While the Company intends to vigorously defend these actions management is unable to make a meaningful estimate of the amount or range of loss that could result from an unfavorable outcome of all pending litigation. It is possible that the Company's results of operations in a particular quarter or annual period could be materially, adversely affected by an ultimate unfavorable outcome of certain pending litigation. Management believes, however, that the ultimate outcome of all pending litigation should not have a material adverse effect on the Company's financial position or liquidity.

While it is difficult to assess potential effects of federal and state legislation in the U.S. or new international laws that may impact the industry, the Company does not anticipate any material adverse effects from such legislation or laws at this time.

The Company experiences competition from several sources. Direct competition comes from other national chains and independents and from specialty service providers, such as copy centers, quick print centers and office supply companies. There is growing competition from the United States Postal Service as it attempts to compete with the MBE concept with its Postal Service Centers located in shopping centers. To meet these competitive threats, MBE is responding on several fronts. The Company is continuing to explore ways of adding additional profit centers, such as color copying, No-Limit ShippingSM, selling long-distance phone services, and continued expansion of the national accounts programs. MBE is also attempting to strengthen its already strong customer service image by encouraging centers to extend their hours to meet growing customer demands. Finally, MBE has ongoing training and educational programs for its franchisees that cover topics ranging from customer service to marketing products to new and existing customers. MBE believes that these programs, combined with the national television advertising program, will enable it to more effectively compete in a competitive world market.

UPS packing and shipping revenues are significant to the Company, as described in note 12 on page 23. Because of this, a prolonged strike against UPS by its union could have an adverse effect on the Company's royalty and marketing fee revenues.

The Company has expanded its internal sales staff in an effort to keep the sales of individual, domestic franchises at the current level of about
300 per year. However, because some markets are saturated and because of competition from those that are imitating the MBE concept, this may not be possible.

Changes in Financial Condition

At year-end, the Company had $1.4 million in cash and cash equivalents and $21.8 million in short-term investments. The Company's operating activities generated a cash flow of $10.8 million in FY96. In past years, the primary use of cash in operations was to finance the growth and expansion of the network, both domestically and internationally. The Company has elected to finance this expansion internally because it receives a higher return than can be achieved through short-term investments.

The Company's investing activities used $8.8 million in FY96. Principal re-payments on leases were the primary source of these funds while the net purchase of short-term investments was the primary use. Financing activities used $1.0 million in FY96 primarily to repurchase stock. The borrowings by MBE were used to purchase up-front advertising for the National Media Fund.

The Company does not plan to fundamentally change its operating practices with regard to cash management in the foreseeable future. It believes that the practice of primarily financing its growth and expansion internally is appropriate for both the Company and the network. Management will, however, continue to enter into external financing arrangements if appropriate. Management further believes that its existing capital resources, combined with the cash expected to be generated from its operating activities, will be adequate to fund the Company's cash needs for the foreseeable future unless substantial adverse judgements occur in any of the lawsuits in which the Company is involved.



Consolidated Balance Sheets
(In thousands, except share amounts)
Assets                                                 April 30,
										  1996          1995
										 -------------------
Current Assets:
	Cash and cash equivalents                  $  1,416      $    391
	Restricted cash - franchisee deposits         2,073         1,614
	Short-term investments                       21,825        10,037
	Accounts receivable, net of allowance
	 for doubtful accounts of $1,507 and
	 $1,212, at April 30, 1996 and 1995,
	 respectively                                 6,799         6,723
	Receivable from National Media Fund             770         1,600
	Inventories                                     544           983
	Current portion of notes receivable           6,756         6,065
	Current portion of net investment
	 in sales-type and direct
	 financing leases                             2,414         2,489
	Deferred income taxes                         1,846         1,454
	Re-acquired area and center rights
	 held for resale                                638         1,016
	Other                                         1,063         1,005
										 ------        ------
		Total current assets                     46,144        33,377

Notes receivable, net                              10,831        11,429
Net investment in sales-type and direct
 financing leases                                  7,518         8,840
Property and equipment:
	Land                                          1,200         1,200
	Building and improvements                     4,201         4,178
	Office furniture and equipment                4,018         3,486
	Vehicles                                        209           195
										 -----         -----
	Total property and equipment                  9,628         9,059
		Less accumulated depreciation
		 and amortization                        4,247         3,444
										 -----         -----
		Net property and equipment               5,381         5,615

Excess of cost over assets acquired, net of
 accumulated amortization of $549 and $492
 at April 30, 1996 and 1995, respectively            441           498
Re-acquired area rights, net of accumulated
 amortization of $240 and $79 at
 April 30, 1996 and 1995, respectively             3,240         3,031
Deferred income taxes                              1,307           651
Other assets                                         904           853
									    -------       -------
	Total assets                                $75,766       $64,294
									    =======       =======

Liabilities and Shareholders' Equity

Current Liabilities:
	Accounts payable                            $ 2,096       $ 1,151
	Franchisee deposits                           2,619         2,153
	Royalties, referrals and
	 commissions payable                          2,515         2,449
	Accrued employee expenses and
	 related taxes                                1,963         1,463
	Other accrued expenses                        2,012         1,174
	Income taxes payable                            838           717
	Current maturities of long-term debt            958         1,705
										 ------        ------
		Total current liabilities                13,001        10,812

Long-term debt, net of current maturities           1,402         1,337

Commitments and contingencies

Shareholders' equity:
	Preferred stock, no par value,
	 10,000,000 shares authorized, with
	 none issued and outstanding                     __           __
	Common stock, no par value,
	 40,000,000 shares authorized,
	 with 11,139,698 and 11,058,387 shares
	 issued outstanding at
	 April 30, 1996 and 1995, respectively        14,944        14,455
	Retained earnings                             46,419        37,690
										 ------        ------
		Total shareholders' equity               61,363        52,145

		Total liabilities and
		 shareholders' equity                  $ 75,766       $ 64,294
									    ========       ========


						  See accompanying notes

Consolidated Statements of Income
(In thousands, except per share data)
								 Fiscal Years Ended April 30,
							    1996          1995         1994
							    -------------------------------
Revenue:
	Royalty and marketing fees        $30,947       $24,673      $19,972
	Franchise fees                      8,557         8,670        7,837
	Sales of supplies and equipment    10,839        10,020       10,820
	Interest income on leases
	 and other                          6,975         5,424        3,972
	Company centers                     1,789         1,564        1,059
								 ------        ------       ------
		Total revenue                  59,107        50,351       43,660

Cost and Expenses:
	Franchise operations               14,881        12,506       10,480
	Franchise development               5,883         5,090        3,896
	Cost of supplies and
	 equipment sold                     8,465         7,915        8,914
	Marketing                           4,068         4,630        3,713
	General and administrative         10,293         7,878        6,105
	Company centers                     1,842         1,598        1,026
								 ------        ------        ------
		Total cost and expenses        45,432        39,617       34,134
								 ------        ------       ------
Operating income                         13,675        10,734        9,526
Interest on investments and other           674           447          642
								 ------        ------       ------
Income before provision for
 income taxes                          14,349        11,181       10,168
Provision for income taxes              5,620         4,411        4,136
							   --------      --------     --------
	Net income                       $  8,729      $  6,770     $  6,032
							   ========      ========     ========

Net income per common share           $   0.77      $   0.60     $   0.49
							   ========      ========     ========
Weighted average common and common
 equivalent shares outstanding          11,403        11,357       12,433
							   ========      ========     ========

							 See accompanying notes

Consolidated Statements of Shareholders' Equity
(In thousands)
						  Common Stock           Retained
					   Shares        Amount       Earnings      Total
					   ----------------------------------------------
Balance, April 30, 1993     12,267       $24,620        $24,888    $49,508

Exercise of employee
 stock options                  72           429            429
Common stock repurchased     (770)       (6,317)                    (6,317)
Income tax benefit from
 stock option activity                       463                        463
Net income                                                6,032       6,032
					   ------        ------         ------      ------
Balance, April 30, 1994     11,569        19,195         30,920      50,115

Exercise of employee
 stock options and other       146           928                        928
Common stock repurchased     (657)       (5,681)                    (5,681)
Income tax benefit from
 stock option activity                        13                         13
Net income                                                6,770       6,770
					   ------       -------          -----       -----
Balance, April 30, 1995     11,058        14,455         37,690      52,145

Exercise of employee
 stock options and other       221         2,135                      2,135
Common stock repurchased     (140)       (1,922)                    (1,922)
Income tax benefit from
 stock option activity                       276                        276
Net income                                                8,729       8,729
					   ------       -------        -------      ------
Balance, April 30, 1996     11,139       $14,944        $46,419     $61,363
					   ======       =======        =======     =======

						  See accompanying notes


Consolidated Statements of Cash flows
(In thousands)
								    Fiscal Years Ended April 30,
								   1996         1995         1994
								   ------------------------------
Operating Activities:
	Net income                            $ 8,729      $ 6,770      $ 6,032
	Adjustments to reconcile net
	 income to net cash provided
	 from (used in) operating
	 activities:
		Depreciation and amortization      1,030        1,024        1,054
		Gain on sale of equipment
		 under sales type lease
		 agreements                         (558)        (681)        (965)
		Increase in allowance
		 for bad debts                       880        1,236          658
		Loss on retirement of
		 fixed assets                          4          122           22
		Deferred income taxes             (1,054)      (1,023)        (843)
	Changes in assets and liabilities:
		Restricted cash                     (459)        (252)          624
		Accounts and notes receivable     (1,049)      (7,386)      (4,772)
		Receivable from National
		 Media Fund                          830      (1,600)         --
		Assets leased to franchisees
		 and inventories                  (1,235)      (1,999)      (3,689)
		Re-acquired area and center
		 rights held for resale              378          261        (427)
		Other current assets                 (58)          421        (724)
		Other assets                         152          173        (206)
		Accounts payable                     945          419        (295)
		Franchisee deposits                  466          747        (630)
		Royalties, referrals and
		 commissions payable                  66          610          160
		Accrued employee expenses
		 and related taxes                   500          697        (173)
		Other accrued expenses               838          821           17
		Income taxes payable                 397          730        (189)
								    ------       ------      --------
			Net cash flows provided
			 from (used in)
			 operating activities        10,802        1,090      (4,346)

Investing Activities:
	Net change in short-term
	 investments                          (11,773)          389        5,685
	Additions to property and
	  equipment                              (472)        (477)        (438)
	Principal payments received
	 on sales-type leases                    3,628        3,223        3,893
	Re-acquired area rights                  (185)        (887)          --
								  ---------      --------      -------
		Net cash flows provided from
		 (used in) investing
		 activities                        (8,802)        2,248        9,140

Financing Activities:
	Borrowing under line of credit           3,720        3,800          --
	Repayments under line of credit        (4,550)      (2,200)          --
	Repayments on notes payable              (146)         (54)          --
	Repurchase of common shares            (1,922)      (5,681)      (6,317)
	Proceeds from the issuance of
	 common stock                            1,923          937          429
								   --------     --------     --------
	Net cash flows used in
	 financing activities                     (975)      (3,198)      (5,888)
								   --------     --------     --------

Increase (decrease) in cash and
 cash equivalents                           1,025          140      (1,094)

Cash and cash equivalents at beginning
 of year                                      391          251        1,345
								   --------     --------     ---------

Cash and cash equivalents at end of year  $ 1,416        $ 391        $ 251
								  ========     ========     =========

Supplemental Disclosures of
 Cash Flow Information:
	Cash paid during the year for
	 income taxes                        $  6,348     $  5,479     $  5,965
 Interest expense                             155           98           32

Supplemental Schedule of Non-Cash
 and Financing Activities
	Equipment sold under
	 sales-type leases                   $  2,232      $  2,724    $  4,596
	Cost of equipment sold
	 under sales-type leases                1,674         2,043       3,631
	Notes payable issued in
	 connection with re-acquired
	 area rights                              185         1,495        --
	Accounts and notes forgiven
	 in connection with re-acquired
	 area rights                             --             468        --
	Exchange of area rights                  --             260        --

						  See accompanying notes


Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies

Organization

Mail Boxes Etc. ("MBE" or "the Company") was incorporated in November, 1983, as a California corporation. It operates domestically through one wholly-owned subsidiary, Mail Boxes Etc. USA, Inc. This subsidiary grants territorial franchise rights for the operation or sale of service centers specializing in postal, packaging, business, and communications services. The purchase price paid by the Company to acquire this subsidiary exceeded the subsidiary's net assets by $858 thousand; the excess is being amortized on the straight-line method over 20 years.

The Company acquired a majority interest in the master license for the United Kingdom during FY96. Subsequent to the end of the year MBE acquired the remaining interest in the United Kingdom and intends to operate this entity as a wholly-owned subsidiary MBE-UK. All accounts of this foreign subsidiary have been measured using U.S. dollars as the functional currency. The gains and losses arising from the measurement of the foreign subsidiary's account have not been significant.

The Company provides franchisees with a system of business training, advice regarding site location, marketing, advertising programs and management support designed to assist the franchisee in opening and operating MBE Centers.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

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

On a monthly basis, all individual franchisees are required to pay royalty and marketing fees to the Company based upon a percentage of each franchisee's sales (as defined). Such fees are recognized as revenue based upon reported or estimated sales activity by the franchisees. Revenue from sales of supplies and equipment is recognized when orders are shipped, or the lease is completed, whichever is later.

In FY95, the National Media Fund was created to administer national advertising programs. The National Media Fund is managed by a committee of area franchisees, individual franchisees and MBE. Certain advertising fees, based on franchisees' sales (as defined), are collected by the Company for the National Media Fund. Such advertising fees are not included in the accompanying financial statements. As of April 30, 1996, the Company had advanced $770 thousand to the National Media Fund to fund certain national advertising programs. These advances, including interest, are to be repaid to the Company during FY97 based on the collection of the advertising fees and availability of funds.

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

Securities classified as available for sale are carried at fair value, with unrealized gains and losses, net of tax, reported in a separate component of stockholders' equity. At April 30, 1996, the Company had no investments that were classified as trading or held to maturity as defined by Statement No. 115.

Realized gains and losses are included in interest income. The cost of securities sold is based on the specific identification method. Interest on securities classified as available for sale is included in interest income.

The following is a summary of cash and the estimated fair value of available for sale securities by balance sheet classification at April 30, 1996:

Cash and cash equivalents (In thousands):
	Cash                                                     $  1,339
	Money market fund                                              77
Short-term investments (In thousands):
	U.S. Government guaranteed securities                       4,000
	Mutual fund preferred equity securities                    17,825
												  --------
Total cash, cash equivalents and short-term investments       $ 23,241
												  ========


The estimated fair value of each investment approximates the amortized cost, and therefore, there are no unrealized gains or losses as of April 30, 1996.

"Restricted cash-franchisee deposits"is the amount that prospective franchisees have deposited into a separate account managed by MBE. When all of the requirements for recognizing revenue for an individual, area or master license sale are completed (see the "Revenue Recognition" section of Note 1), then the deposit amount is transferred from this separate account into MBE's regular account and the revenue from the sale is recognized. If MBE's obligations are not completed then these deposits are usually refundable. The account, "Franchisee deposits", in the liability section of the balance sheet includes the restricted cash deposit amount plus any other monies deposited with MBE by its franchisees. These amounts are either not refundable or they are not related to a sale.

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

Receivables from franchisees include trade receivables, lease receivables and notes receivable. Credit is extended based on an evaluation of the franchisee's financial condition. Sales-type and direct financing leases are collateralized by the leased equipment and fixtures.

Trade receivables are not collateralized. However, the center ownership transfer process requires that amounts owed be paid when a center is transferred.

Notes receivable from area franchisees and master licensees are collateralized by the area rights or master license rights, respectively. Credit losses are provided for in the financial statements.

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of resources and expenses during the reporting period. Actual results could differ from those estimates.

Inventories

Inventories consist of supplies and equipment held for resale to franchisees and equipment held for lease. Inventories are recorded at the lower of cost (first-in, first-out method) or market.

Re-Acquired Individual and Area Franchise Rights

The Company repurchases franchise rights for two primary reasons. The Company may repurchase area rights with the intention of developing a better support system and then reselling the areas within a short period of time. The Company may acquire individual center rights to upgrade the Center and then resell it within a short period of time. The Company had an investment of approximately $638 thousand and $1.0 million in such individual and area rights at April 30, 1996 and 1995, respectively. The Company may also repurchase the area rights with the primary intention of retaining the royalties normally shared with the former area franchisees and maintaining such rights as long-term investments. The area repurchases have been accounted for as purchases as opposed to pooling transactions. The Company records these area repurchases at cost less accumulated amortization. Periodically the Company assesses the fair value of these areas based on estimated cash flows to determine if an impairment in the value has occurred and an adjustment is necessary. As of April 30, 1996 no adjustment is necessary. The Company had an investment of $3.2 million in such area rights at April 30, 1996. Area franchise rights held as long-term investments are amortized over a period of 20 years.

Property and Equipment

Property and equipment is stated at cost. Depreciation and amortization is computed using the straight-line method over the following estimated useful lives:

	Building                                 31.5 years
	Building improvements               12.5-31.5 years
	Office furniture and equipment            3-5 years
	Vehicles                                    3 years

New Accounting Standards

During 1995, Financial Accounting Standards Board issued SFAS No. 123 "Accounting for Stock Based Compensation." The statement allows companies to measure compensation cost in connection with employee stock compensation plans using a fair value based method or to continue to use an intrinsic value based method, which generally does not result in compensation expense. The Company plans to continue using the intrinsic value based method.

During FY96, the Company adopted SFAS No. 121, Accounting for the
Impairment of Long - Lived Assets. The effect of the adoption of SFAS 121 was not material.

Net Income Per Common Share

Earnings per share are based on the weighted average number of common shares and common share equivalents (stock options) outstanding during the period.

Income Taxes

The Company accounts for income taxes pursuant to Statement of Financial Accounting Standard No. 109 "Accounting for Income Taxes."

2. Notes Receivable

Notes receivable consist of the following at April 30:
									   1996            1995
										  (In thousands)
									  ---------------------

Notes with interest rates ranging from
 8%-14%, from individual franchisees,
 due at varying dates through 2004.           $11,170          $10,220
Notes with interest rates ranging from
 8%-14%, from area franchisees,
 due at varying dates through 2004.             6,611            6,220
Notes with interest rates ranging from
 8.5% - 11.75%, from master licensees,
 due at varying dates through 2001.             1,806            2,469
									--------         --------
									  19,587           18,909
Less portion due within one year               (6,756)          (6,065)
Less allowance for uncollectible notes         (2,000)          (1,415)
									 --------         --------
									  $10,831          $11,429
									 ========         ========

 Interest earned for the fiscal year ended
	April 30:                                 $ 2,041          $ 1,537
									 ========         ========

Scheduled principal maturities for notes receivable as of April 30, 1996, are as follows (in thousands): 1997 - $6,756; 1998 - $3,838;
1999 - $3,188; 2000 - $2,321; 2001 - $1,566 and thereafter - $1,918.

At April 30, 1996, the Company is obligated to fund approximately $350 thousand under certain financing programs offered to franchisees.

3. Net Investment Sales -
   Type and Direct Financing Leases

The Company leases various types of office and computer equipment to franchisees under three to eight-year lease agreements. The following summarizes the components of the net investment in sales-type and direct financing leases at April, 30:

									   1996         1995
										  (In thousands)
									   --------------------
Total minimum lease payments to be received     $ 13,241     $ 15,429
Less unearned income                              (3,309)      (4,100)
									  _________    _________
Net investment in sales-type and
	direct financing leases                       9,932       11,329
Less portion due within one year                  (2,414)      (2,489)
									  _________    _________
									    $ 7,518      $ 8,840
									  =========    =========

Interest earned for the fiscal year ended
	April 30:                                   $ 1,420      $ 1,525
									  =========    =========

Annual minimum lease payments subsequent to April 30, 1996, are as follows (in thousands): 1997 - $3,608; 1998 - $3,176; 1999 - $2,506;
2000 - $1,759; 2001 - $1,122; and thereafter - $1,070.

4. Debt

The Company has a line of credit with a bank which allows maximum borrowings of $7 million. As of April 30, 1996, $0.8 million has been borrowed and $6.2 million is available for borrowing under the line of credit.

The line of credit is unsecured and bears interest at a rate based on LIBOR plus certain basis points (6.61% at April 30, 1996). The agreement expires on September 1, 1998, at which time all outstanding borrowing can be converted to a three-year term loan, which would be payable in equal monthly installments. The line of credit agreement contains various covenants, including limitations on additional indebtedness and maintaining certain financial ratios.

5. Notes Payable

Long-term debt consists of notes payable to former area franchisees in connection with the repurchase of area franchise rights. Payments are made in monthly installments of $23 thousand including interest at 8% to 8.5% per annum. Included in notes payable is $816 thousand payable to a former area franchisee who is now an officer of the Company. Aggregate principal maturities on notes payable at April 30, 1996 are as follows (in thousands): 1997 - $162; 1998 - $176; 1999 - $174; 2000 - $154;
2001 - $167; and thereafter - $670.

6. Income Taxes

The provision for income taxes consists of the following for each of the years ended April 30:
									1996      1995      1994
										  (In thousands)
									---------------------------
Current:
	Federal                               $ 5,324   $ 4,352   $ 3,841
	State                                   1,344     1,088     1,138
								   -------   -------   -------
									6,668     5,440     4,979
Deferred:
	Federal                                  (913)     (890)     (732)
	State                                    (135)     (139)     (111)
								   --------   -------   -------
								    (1,048)   (1,029)     (843)
								   --------   -------   -------
								    $ 5,620   $ 4,411   $ 4,136
								   ========  ========  ========

The Company has derived tax deductions measured by the excess of the market value over the option price at the date employee stock options were exercised. The cumulative related tax benefit of approximately $752 thousand has been credited to common stock.

Significant components of the Company's deferred tax assets for federal and state income taxes as of April 30 are:

Deferred tax assets:                        1996       1995        1994
									    (In thousands)
								    ---------------------------
Valuation reserves                       $ 2,646    $ 1,679       $ 628
State taxes                                  339        295         352
Deferred compensation                        168        131          96
								 -------    -------     -------
Total deferred tax assets                $ 3,153    $ 2,105     $ 1,076
								 =======    =======     =======

A reconciliation between the amount of tax computed by multiplying income before taxes by the applicable statutory rates and the amount of reported taxes is as follows:
								   1996       1995        1994
Statutory rate                             35.0%      34.0%       34.0%
State tax, net of federal
	tax benefit                             5.5%       5.6%        6.5%
Other                                      (1.3%)     (0.1%)       0.2%
								  -------    -------     ------
								    39.2%      39.5%       40.7%
								  =======    =======     ======

7. Stock Options

The Company has granted options to directors, officers and key employees under stock option plans to purchase shares of the Company's common stock.

Options are generally granted at prices equal to the fair market value of the shares at the date of grant and are generally exercisable in equal increments over three to five years, commencing one year after the date of grant. At April 30, 1996, 394 thousand options were exercisable and the Company had nearly 3.0 million shares available for future grant under the stock option plan for employees and 160 thousand shares available for future grant under the stock option plans for outside directors. Transactions under the stock option plans during FY96, FY95 and FY94 are summarized as follows:

								   Number of Shares      Price Per Share
											   (In thousands)
								   -------------------------------------
Outstanding at April 30, 1993               768             $ 2.91-20.50
Granted                                     227              10.50-12.75
Exercised                                   (72)              2.91- 9.43
Cancelled                                   (76)              7.03-13.75
								    ----            -------------

Outstanding at April 30, 1994               847               4.13-20.50
Granted                                     258               6.81- 9.88
Exercised                                  (146)              4.13- 7.74
Cancelled                                   (45)              6.81-13.75
								   ----            -------------

Outstanding at April 30, 1995               914               4.13-20.50
Granted                                     441               8.25-18.88
Exercised                                  (221)              4.13-13.75
Cancelled                                   (21)              9.44-13.75
								 ------            -------------
Outstanding at April 30, 1996             1,113             $ 4.13-20.50
								 ======            =============

8. Franchise Fees

Franchise fees consist of the following for each of the years ended
April 30:
								1996       1995       1994
									  (In thousands)
							   ----------------------------
Individual franchises                 $6,397     $6,774     $6,310
Area franchises                          292         58        218
Master licenses &
 international fees                      957      1,170      1,142
Transfer and renewal fees                911        668        167
							   ------    -------     -------
							   $8,557     $8,670     $7,837
							   ======     ======     =======

9. Royalty Expenses

Royalties shared with area franchisees are included in franchise operations in the accompanying consolidated statements of income and are as follows (in thousands): 1996 - $11,686; 1995 - $9,689; and 1994 - $8,126.

10. Employee Benefit Plans

In November 1988, the Company adopted an amended and restated Stock Purchase and Salary Savings Plan (Plan) covering substantially all employees that have been employed for at least six months and meet other age and eligibility requirements. Employees may contribute up to ten percent of compensation per year (subject to a maximum limit by federal tax law) into various funds.

Profit sharing contributions by the Company to the Plan are made at the discretion of the Board of Directors and were $450 thousand, $420 thousand and $120 thousand for the years ended April 30, 1996, 1995 and 1994, respectively. At the discretion of the Board of Directors, the Company may also make annual matching contributions to the Plan. Matching contributions for 1996, 1995 and 1994 were equal to 50% of the employee's contributions.

The Company has entered into an employment agreement with its president and chief executive officer, under which the Company agreed to obtain a split dollar life insurance policy for his benefit. The Company contributed $100 thousand in both FY96 and FY95, towards the funding of this policy. The Company has retained an equity interest in this policy equal to the extent of its contributions. Consequently, there is no effect on the Company's earnings as a result of these contributions. Contributions after FY96 will be determined annually by the Board of Directors.

11. Litigation

The Company has become subject to various lawsuits and claims from its franchisees and former employees in the course of conducting its business. While the Company intends to vigorously defend these actions, management is unable to make a meaningful estimate of the amount or range of loss that could result from an unfavorable outcome of all pending litigation. It is possible that the Company's results of operations in a particular quarter or annual period could be materially adversely affected by an ultimate unfavorable outcome of certain pending litigation. Management believes, however, that the ultimate outcome of all pending litigation should not have a material adverse effect on the Company's financial position or liquidity.

12. Related Party Transactions

A significant portion of the franchisees' revenues is generated by UPS services. The Company receives royalty revenue based on revenues earned by the franchisees. The Company recognized royalty and marketing fee revenues generated from UPS services of $9.3 million, $7.4 million and $5.9 million for the years ended April 30, 1996, 1995, and 1994, respectively.

13. Quarterly Information (Unaudited)

The following quarterly information includes all adjustments which management considers necessary for a fair statement of such information. For interim quarterly financial statements, the provision for income taxes is estimated using the best available information for projected results for the entire year (in thousands, except for per share data).

FY96                            First     Second     Third     Fourth
						---------------------------------------
Total revenues                $12,937    $15,240   $16,329    $15,275
Total cost and expenses        10,279     11,804    11,870     11,479
Provision for income taxes      1,036      1,345     1,751      1,488
Net income                      1,622      2,091     2,708      2,308
Earnings per share                .14        .18       .24        .20

FY95                            First     Second     Third     Fourth
						---------------------------------------

Total revenues                $ 9,845    $12,900   $14,837    $13,216
Total cost and expenses         7,963     10,225    11,087     10,342
Provision for income taxes        768      1,088     1,434      1,121
Net income                      1,114      1,587     2,316      1,753
Earnings per share                .10        .14       .20        .16


Report of Ernst & Young LLP, Independent Auditors

Shareholders and Board of Directors
Mail Boxes Etc.

We have audited the accompanying consolidated balance sheets of Mail Boxes Etc. as of April 30, 1996 and 1995, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended April 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Mail Boxes Etc. at April 30, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended April 30, 1996, in conformity with generally accepted accounting principles.


June 4, 1996
San Diego, California



Shareholder Information

Communications

Mail Boxes Etc. shareholder publications (annual report, proxy statement and mid-year report) are mailed to all shareholders.

Investor Relations and Franchise Opportunities

General questions about the Company should be directed to Mail Boxes Etc., Investor Relations, 6060 Cornerstone Court West, San Diego, CA 92121- 3795, telephone (619) 455-8800, or Internet: gderrick@mbe.com. MBE's home page address on the Internet is http://www.mbe.com. If you would like to receive the most recent MBE Company information via fax, please call
(800) 356-8065. For information on MBE franchise opportunities, call
(800) 456-0414.

Annual Report on Form 10-K

To receive a copy of MBE's most recent annual report or Form 10-K, as filed with the Securities and Exchange Commission, write to: Investor Relations, Mail Boxes Etc., 6060 Cornerstone Court West, San Diego, CA 92121-3795.

Common Stock Information

The shares of the Company's common stock are traded in the Over-The-Counter market as reported by the NASDAQ National Market System under the symbol "MAIL". Options on MBE's common stock are traded on the New York Stock Exchange under the symbol "MAQ."

Independent Auditors

Ernst & Young LLP, 501 West Broadway, Ste. 1100, San Diego, CA 92101.

Stock Transfer Agent and Registrar

First Interstate Bank, 707 Wilshire Blvd., Los Angeles, CA 90017.

Annual Meeting

Mail Boxes Etc. annual shareholders' meeting will take place on Friday, August 23, 1996, at 10:30 a.m. (PDT) at the Wyndham Hotel,
5975 Lusk Blvd., San Diego, CA 92121.

Common Stock Data

	NASDAQ price range of common stock.
	FY Ended April 30,              FY96              FY95
						 --------------------------------
	Quarter                     High     Low      High     Low
	First                     $12.81  $ 8.25    $ 9.31   $6.63
	Second                     14.38   11.63     10.50    6.75
	Third                      15.75   12.38     11.25    9.50
	Fourth                     18.88   12.50     10.38    9.38

On July 1, 1996 the closing stock price was $23.00 The approximate number of stockholders of record was 800 as of July 1, 1996.

To date, the Company has not declared or paid any cash dividends on its common stock and does not expect to pay any cash dividends in the foreseeable future.

Board of Directors

Michael Dooling,
Chairman of the Board
General Partner, Jacaranda Partners (investment partner-ship)

Anthony W. (Tony) DeSio,
President, Chief Executive Officer and Vice Chairman of the Board

Robert J. DeSio,
Vice President,
Training and Communications

Harry Casari,
Ernst & Young LLP
(retired partner)

James F. Kelly,
Chairman, Chief Executive Officer, Kelly, Anderson, Pethick & Associates, Inc. (management consulting)

Daniel L. LaMarche,
Consultant to Integrated Marketing and Insurance Services

Joel Rossman,
Vice President,
Business Development, UPS


Committees of the Board

Executive Committee and Nominating Committee:
Michael Dooling, Chairman; Anthony W. (Tony) DeSio, and James F. Kelly

Audit Committee: Michael Dooling,Chairman; James F. Kelly, Joel Rossman, and Harry Casari

Compensation Committee: James F. Kelly, Chairman; Michael Dooling, Joel Rossman, and Harry Casari

Company Officers

Anthony W. (Tony) DeSio
	President, Chief Executive Officer and Vice Chairman of the Board
Gary S. Grahn
	Vice President, Finance and Administration, Chief Financial Officer Bruce M. Rosenberg
	Vice President, General Counsel and Secretary
Robert J. DeSio
	Vice President, Training & Communications
Roger A. Peters
	Vice President, Network Operations
William K. Lange
	Vice President, Marketing
Ralph R. Askar
	Vice President, Network Development
Fred L. Morache
	Vice President, Business Development



Mail Boxes Etc.
6060 Cornerstone Court West, San Diego, CA 92121-3795
(619) 455-8800 Fax (619) 546-7488


											    EXHIBIT 23.1


		  CONSENT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


We consent to the incorporation by reference in this Annual Report (Form 10-K) of Mail Boxes Etc. of our report dated June 4, 1996, included in the 1996 Annual Report to Shareholders of Mail Boxes Etc.

Our audits also included the financial statement schedule of Mail Boxes Etc. listed in Item 14(a). This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also consent to the incorporation by reference in the Registration Statements (Form S-8, Nos. 33-37921 and 33-56486) pertaining to the Restated 1985 Stock Option Plan, the Registration Statement (Form S-8, No. 33-19726) pertaining to the Stock Purchase and Salary Savings (401(k)) Plan of Mail Boxes Etc., and the Registration Statements (Form S-8, Nos. 33-64941 and 33-64943) pertaining to the 1995 Employee Stock Option Plan and 1995
Stock Option Plan for Non-Employee ("Outside") Directors, respectively, and in the related Prospectuses, of our report dated June 4, 1996 with respect to the consolidated financial statements and schedule of Mail Boxes Etc., included or incorporated by reference in this Annual Report (Form 10-K) for the year ended April 30, 1996.



								/s/ Ernst & Young LLP

								ERNST & YOUNG LLP


San Diego, California
July 22, 1996