Form 10-Q
period 1996-07-31
MAIL BOXES ETC
filed 1996-09-10
CIK 791014

SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549

                            FORM 10-Q


(Mark One)

X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended        July 31, 1996
                               -----------------------------


    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934.

For the transition period from          to
                               ---------   -----------

              Commission File Number    0-14821
                                     ----------------
                        MAIL BOXES ETC.
     ------------------------------------------------------
     (Exact name of registrant as specified in its charter)

       CALIFORNIA                         33-0010260
- ------------------------     ------------------------------------
(State of Incorporation)     (I.R.S. Employer Identification No.)

6060 Cornerstone Ct. West, San Diego, California      92121
- ------------------------------------------------     ---------
(Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code (619) 455-8800
                                                   --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     Yes   X       No
                         -----        -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, No Par Value               11,188,639
- --------------------------     ------------------------------
     (Class)                   (Outstanding at July 31, 1996)


PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                           MAIL BOXES ETC.
               CONDENSED CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                                                  July 31,  April 30,
ASSETS                                                               1996       1996
                                                                 ---------  ---------
                                                               (Unaudited)
Current Assets:
  Cash and cash equivalents                                          $985     $1,416
  Restricted cash - franchisee deposits                             2,389     2,073
  Short-term investments                                           23,772    21,825
  Accounts receivable, net                                          7,063     6,799
  Receivable from National Media Fund                                 125       770
  Inventories                                                         768       544
  Current portion of notes receivable                               7,153     6,756
  Current portion of net investment
     in sales-type and direct financing leases                      2,402     2,414
  Deferred income taxes                                             1,845     1,846
  Re-acquired area and center rights held for resale                  813       638
  Other                                                             1,273     1,063
                                                                 ---------  ---------
      Total current assets                                         48,588    46,144

  Notes receivable, net                                            10,522    10,831
  Net investment in sales-type and direct financing leases          7,177     7,518
  Property and equipment, net                                       5,355     5,381
  Excess of cost over assets acquired, net                            426       441
  Re-acquired area rights                                           3,196     3,240
  Deferred income taxes                                             1,307     1,307
  Other assets                                                        845       904
                                                                 ---------  ---------
      Total assets                                                $77,416   $75,766

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                                                 $1,676    $2,096
  Franchisee deposits                                               2,911     2,619
  Royalties, referrals and commissions payable                      2,412     2,515
  Accrued employee expenses and related taxes                         878     1,963
  Other accrued expenses                                            2,065     2,012
  Income taxes payable                                              2,122       838
  Current maturities of long-term debt                                314       958
                                                                 ---------  ---------
      Total current liabilities                                    12,378    13,001

Long-term debt, net of current maturities                           1,328     1,402

Shareholders' equity:
  Preferred stock, no par value, 10,000,000 shares authorized,
     with none issued and outstanding                                  --        --
  Common stock, no par value, 40,000,000 shares authorized,
     with 11,188,639 and 11,139,698 shares issued outstanding
     at July 31, 1996 and April 30, 1996, respectively             15,221    14,944
  Retained earnings                                                48,489    46,419
                                                                 ---------  ---------
     Total shareholders' equity                                    63,710    61,363
                                                                 ---------  ---------

     Total liabilities and shareholders' equity                    $77,416  $75,766
                                                                 =========  =========

                     See accompanying notes.


                            MAIL BOXES ETC.
                   CONSOLIDATED STATEMENTS OF INCOME
                 (IN THOUSANDS, EXCEPT PER SHARE DATA)

                              (Unaudited)
                                             Three months ended July 31,
                                                     1996         1995
                                               ----------   ----------
Revenue:
     Royalty and marketing fees                   $ 7,600      $ 6,463
     Franchise fees                                 1,795        1,780
     Sales of supplies and equipment                3,030        2,458
     Interest income on leases and other            1,988        1,684
     Company centers                                  366          418
                                               ----------   ----------
        Total revenues                             14,779       12,803

Cost and Expenses:
     Franchise operations                           4,160        3,198
     Franchise development                          1,212        1,164
     Cost of supplies and equipment sold            2,277        1,940
     Marketing                                      1,347        1,174
     General and administrative                     2,242        2,378
     Company centers                                  396          425
                                               ----------   ----------
        Total cost and expenses                    11,634       10,279

Operating Income                                    3,145        2,524
Interest on investments and other                     256          134
                                               ----------   ----------
Income before provision for income taxes            3,401        2,658
Provision for income taxes                          1,331        1,036
                                               ----------   ----------
        Net income                               $  2,070     $  1,622
                                               ==========   ==========

Net income per common share:                     $    .18     $    .14
                                               ==========   ==========
Weighted average common and common
     equivalent shares outstanding             11,740,649   11,208,445
                                               ==========   ==========

                   See accompanying notes.


                            MAIL BOXES ETC.
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (IN THOUSANDS)
                              (Unaudited)
                                                              Three months ended July 31,
                                                                       1996       1995
                                                                 ----------   --------
Operating Activities:
 Net income                                                          $2,070     $1,622
  Adjustments to reconcile net income to net cash provided from
   (used in) operating activities:
   Depreciation and amortization                                        259        257
   Gain on sale of equipment under sales-type lease agreements         (134)      (155)
  Changes in assets and liabilities:
   Restricted cash                                                     (316)      (144)
   Accounts and notes receivable                                       (352)    (1,029)
   Receivable from National Media Fund                                  645        500
   Assets leased to franchisees and inventories                        (606)      (206)
   Re-acquired area and center rights                                  (175)       243
   Other current assets                                                (210)       (69)
   Other assets                                                        (144)       254
   Accounts  payable                                                   (420)        60
   Franchisee deposits                                                  292        282
   Royalties, referrals and commissions payable                        (103)      (128)
   Accrued employee expenses and related taxes                       (1,085)      (575)
   Other accrued expenses                                                53        350
   Income taxes payable                                               1,284      1,074
                                                                 ----------   --------
     Net cash flows provided from operating activities                1,058      2,336

Investing Activities:
   Net change in short-term investments                              (1,947)    (1,999)
   Additions to property and equipment                                 (173)      (106)
   Principal payments received on sales-type leases                     869      866
                                                                 ----------   --------
     Net cash flows used in investment activities                    (1,251)    (1,239)

Financing Activities:
   Borrowings under revolving loan                                      730        450
   Repayments under revolving loan                                   (1,375)      (950)
   Repayments on notes payable                                          (73)       (32)
   Repurchase of common shares                                         (155)      (191)
   Proceeds from the issuance of common shares                          635        674
                                                                 ----------   --------
     Net cash flows used in financing activities                       (238)       (49)

Increase (decrease) in cash and cash equivalents                       (431)      1048
Cash and cash equivalents at beginning of period                      1,416        391
                                                                 ----------   --------
Cash and cash equivalents at end of period                          $   985    $ 1,439
                                                                 ==========   ========
Supplemental Disclosure for Cash Flow Information:
   Cash paid during the period for income taxes                        $344       $112
   Interest                                                              31         47

Supplemental Schedule with Non-Cash Investment and Financing
Activities:
   Equipment sold under sales-type leases                              $515       $574

                          See accompanying notes.


                 PART I - FINANCIAL INFORMATION

                         MAIL BOXES ETC.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


ITEM 1.BASIS OF PRESENTATION:

Note 1.Presentation

      The condensed consolidated balance sheet as of July 31, 1996, the consolidated statements of income for the three-month periods ended July 31, 1996 and 1995, and the condensed consolidated statements of cash flows for the three-month periods then ended have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows have been made.

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In addition, certain Risk Factors may also impact future financial reports. It is suggested that the consolidated financial statements contained in this report be read in conjunction with the financial statements and notes thereto included in the 1996 Annual Report on Form 10-K, as well as the Risk Factors discussed in the Form 10-K Report. The results of operations for the quarter ended July 31, 1996 are not necessarily indicative of the operating results for the full year.

      Certain reclassifications have been made to prior period balances to conform to current period presentations.

Note 2.  Litigation

   The company has become subject to various lawsuits and claims from its franchisees in the course of conducting its business. While the Company intends to vigorously defend these actions, management is unable to make a meaningful estimate of the amount or range of loss that could result from an unfavorable outcome of all pending litigation. It is possible that the Company's results of operations in a particular quarter or annual period could be materially adversely affected by an ultimate unfavorable outcome of certain pending litigation. Management believes, however, that the ultimate outcome of all pending litigation should not have a material adverse effect on the Company's financial position or liquidity.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

Three months ended July 31, 1996 compared to Three months ended
July 31, 1995:

     Revenues for Mail Boxes Etc. ("MBE" or the "Company") for the three months ended July 31, 1996, increased by $1.976 million or 15% from the same quarter of the prior year. Revenues from royalty and marketing fees increased by $1.137 million or 18% over the prior period. These increases are the result of growth of the network through the opening of 68 domestic individual centers and a 12 percent increase in same store sales during the first quarter of FY 97. At close of business on July 31, 1996, there were 2,650 domestic centers and 483 centers outside the U.S.A. for a total of 3,133 centers operating worldwide.

     Total franchise fees, which mostly consist of individual, renewal and transfer, and international sales, increased slightly by .8% during first quarter of FY 97 when compared to the same quarter of FY 96. Revenues from domestic individual franchise fees decreased by 3% compared to the three months ended July 31, 1995 as the result of the sale of 62 new Individual Franchises sold in the first quarter of FY 97 as compared to 65 during the first quarter of FY 96. The remainder of this revenue category includes international sales of individual and area franchises by master licensees for $60 thousand which represents more than 50% decrease as compared to the first quarter of FY 96, and transfer and renewal fees of $306 thousand which represents a 43% increase over same period in FY 96. Revenues from the sale of supplies and equipment increased by $572 thousand or 23% despite the slight decrease in the number of centers opening in the quarter ended July 31, 1996, compared to the same period ended July 31, 1995. This increase was due to a strong emphasis on existing center upgrades during first quarter of FY 97. The sales margin increased from 21% to 25% due to a slightly more favorable sales mix in first quarter of FY 97 compared to the same period of FY 96.

     Interest income on leases and other increased by $304 thousand or 18% as compared to the three months ended July 31, 1995. The major components of this revenue category include interest income earned on leases and notes receivable, late fees, finance charges, and various administrative fees. Interest income on leases decreased slightly by $51 thousand. Interest on notes receivable increased by $15 thousand or 31%. This increase resulted from additional financing programs available to franchisees. Administrative fees on national vendor contracts increased $73 thousand or 68% as the transaction volumes increased. Late fees decreased by $149 thousand or 85% and finance charges decreased by $10 thousand or 67% during the three months ended July 31, 1996, compared to the same period ended July 31, 1995. The drastic decline in those two revenue categories was due to the Company's increased emphasis on collecting delinquent accounts and implementation of programs to reduce future delinquencies.

     Revenues from the Company owned and operated centers decreased by $52 thousand or 12% because of reduced operations at one of the company's experimental centers.

     Cost and expenses for the three months ended July 31, 1996 increased by $1.355 million or 13% when compared to the three
months ended July 31, 1995.   The increase in Franchise operations
expense was $962 thousand or 30% over FY 96 and resulted primarily from the increase in royalties paid to area franchisees for their share of the royalty income, which they


Three months ended July 31, 1996 compared to Three months ended
July 31, 1995:

earn, in part by providing ongoing support to the network. These costs will generally increase in the same manner as the network's royalty revenue growth. Royalties paid to area franchisees increased by $379 thousand or 16% over first quarter FY 96. This increase is directly related to the increase in royalty and marketing fees booked during the first quarter of FY 97. Franchise development expenses increased slightly by $48 thousand or 4%.

     Cost of supplies and equipment increased by $337 thousand or 17%. This increase is due to the increase in sales of supplies and equipment as discussed earlier.

     Marketing expenses increased by $173 thousand or 15% when compared to the first quarter ended July 31, 1995. Marketing expenses will continue to grow as the network grows. General and administrative expenses decreased by $136 thousand or 6% over the first quarter of FY 96.

     The Company centers' cost and expenses decreased by $29 thousand or 7%. The Company centers' combined operating margin was negative in first quarter FY 97. One of the primary objectives of the Company centers is to develop and test new products and services and, as a result, their operating expenses are higher than might be experienced by a typical owner-operated franchise.

     Other income (interest on investments and other) increased by $122 thousand or 91% for the quarter ended July 31, 1996, compared to the quarter ended July 31, 1995. This increase is primarily due to the increase in the short term investments.

     Net income increased by $448 thousand or 28% in first quarter
FY 97.   Earnings per share increased from $.14 to $.18 or 29% over first quarter FY 96.


LIQUIDITY AND CAPITAL RESOURCES

     Working capital at July 31, 1996 was $36 million compared to $33 million at April 30, 1996. The Company believes it has adequate financial resources for its present and projected operating requirements. The Company has become subject to various lawsuits and claims from its franchisees in the course of conducting its business. The Company intends to vigorously defend these actions and believes that the ultimate resolution will not have a material adverse effect on the Company's financial condition or liquidity. However, there can be no assurance that an unfavorable result would not have a material adverse effect on the Company's operating results.


                   PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     In Helm et al v. Mail Boxes Etc. and MAil Boxes Etc. v. B.J. Postal Service Corp. et al, which is described in the Company's 10-K
Report for the year ended April 30, 1996, the court issued a preliminary ruling on a summary adjudication motion filed by MBE regarding the four test case franchisees. The court's ruling dismissed the franchisees' fraud and misrepresentation claims regarding working capital, earnings claims, and the unfair business practices claim, but left standing the franchisees' fraud and misrepresentation claims regarding "success rate." Trial on that issue, as well as franchisee contract claims regarding site location and lack of support, and the Company's claims for unpaid royalties and monies owed, is scheduled to begin in October 1996.

     The Company intends to vigorously defend these actions and believes that the ultimate resolution will not have a material adverse effect on the Company's financial condition or liquidity. However, there can be no assurance that an unfavorable result would not have a material adverse effect on the Company's results of operations.

Item 4. SHAREHOLDER VOTING

     On August 23, 1996, the Annual Meeting of Shareholders was held. The Shareholders elected all of the nominees for Director, approved the amendments to the Company's 1995 Stock Option Plan for Non-Employee (Outside) Directors, and rejected a shareholder proposal to amend the Company's 1995 Employee Stock Option Plan.

Each of the nominees for director was elected with the following votes:

                                   VOTES         VOTES
NOMINEE               STATUS        FOR         WITHHELD

Michael Dooling       Re-elected  10,291,751     52,096
Anthony W. DeSio      Re-elected  10,290,918     52,929
Robert J. DeSio       Re-elected  10,286.734     57,113
James F. Kelly        Re-elected  10,268,351     75,496
Daniel L. La Marche   Re-elected  10,314,249     29,598
Harry Casari          Re-elected  10,314,317     29,530
Joel Rossman          Re-elected  10,313,833     30,014

The proposal to amend the 1995 Stock Option Plan for Non-Employee
(Outside) Directors received the following votes:

     For         Against     Abstain     Broker Non-Votes

     8,685,526   1,514,449   27,155          6,100


The proposal to approve the shareholder proposal received the following votes:

     For            Against        Abstain   Broker Non-Votes

     284,791        8,568,200      172,144        6,100


ITEM 6.  REPORTS ON FORM 8-K

     (b) No reports on Form 8-K were filed during the quarter ended
July 31, 1996.


                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                         MAIL BOXES ETC.
                           Registrant



By:  Gary S. Grahn               Date:  September 9, 1996
   -----------------------------       ------------------
   Chief Financial Officer