Form 10-Q
period 1996-10-31
MAIL BOXES ETC
filed 1996-12-13
CIK 791014

SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C.  20549

                              FORM 10-Q


(Mark One)

 X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-----   SECURITIES EXCHANGE ACT OF 1934.

        For the quarterly period ended  October 31, 1996
                                       ---------------------------

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----   EXCHANGE ACT OF 1934.

        For the transition period from              to
                                      -------------    -------------

                   Commission File Number    0-14821
                                           ---------------

                     MAIL BOXES ETC.
-------------------------------------------------------
(Exact name of registrant as specified in its charter)

       CALIFORNIA                          33-0010260
------------------------     -----------------------------------
(State of Incorporation)     (I.R.S. Employer Identification No.)

6060 Cornerstone Ct. West, San Diego, California                    92121
-------------------------------------------------                ---------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code (619) 455-8800
                                                   ----------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

 Yes   X       No
     -----        -----
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, No Par Value                           11,212,928
---------------------------             --------------------------------
         (Class)                        (Outstanding at October 31, 1996)


PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                              MAIL BOXES ETC.
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                    (In thousands, except share amounts)
                                              October 31,         April 30,
ASSETS                                            1996               1996
                                             ------------       -------------
                                             (Unaudited)
Current Assets:
   Cash and cash equivalents                     $3,382             $1,416
   Restricted cash - franchisee deposits          1,993              2,073
   Short-term investments                        24,665             21,825
   Accounts receivable, net                       6,503              6,799
   Receivable from National Media Fund                0                770
   Inventories                                      769                544
   Current portion of notes receivable            7,407              6,756
   Current portion of net investment
     in sales-type and direct financing
     leases                                       1,792              2,414
   Deferred income taxes                          1,846              1,846
   Re-acquired area and center rights held
     for resale                                     724                638
   Other current assets                           2,510              1,063
                                               ---------          ---------
            Total current assets                 51,591             46,144

   Notes receivable, net                          9,954             10,831
   Net investment in sales-type and direct
     financing leases                             7,412              7,518
   Property and equipment, net                    5,204              5,381
   Excess of cost over assets acquired, net         412                441
   Re-acquired area rights                        5,318              3,240
   Deferred income taxes                          1,307              1,307
   Other assets                                     892                904
                                               ---------          ---------
            Total assets                        $82,090            $75,766
                                               =========          =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Accounts payable                              $2,384             $2,096
   Franchisee deposits                            2,708              2,619
   Royalties, referrals and commissions
     payable                                      2,489              2,515
   Accrued employee expenses and related
     taxes                                        1,034              1,963
   Other accrued expenses                         1,818              2,012
   Accrual for litigation settlement              5,000                 --
   Income taxes payable                              --                838
   Current maturities of debt and notes
     payable                                        311                958
                                               ---------          ---------
            Total current liabilities            15,744             13,001

Long-term debt, net of current
  maturities                                      2,923              1,402

Shareholders' equity:
   Preferred stock, no par value, 10,000,000
     shares authorized,    with none issued and
     outstanding                                     --                 --
   Common stock, no par value, 40,000,000
     shares authorized,    with 11,212,928 and
     11,139,698 shares issued outstanding
     at October 31, 1996 and April 30, 1996,
     respectively                                15,404             14,944
   Retained earnings                             48,019             46,419
                                               ---------          ---------
   Total shareholders' equity                    63,423             61,363
                                               ---------          ---------
   Total liabilities and shareholders'
     equity                                     $82,090            $75,766
                                               =========          =========

                              See accompanying notes.

                              MAIL BOXES ETC.
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (In thousands, except per share data)

                                (Unaudited)
                                 Three months ended        Six months ended
                               10/31/96     10/31/95     10/31/96    10/31/95
                              ----------   ----------   ----------  ----------
Revenue:
  Royalty and marketing fees     $7,985       $6,838      $15,586     $13,301
  Franchise fees                  2,736        2,642        4,531       4,422
  Sales of supplies and
    equipment                     3,899        3,427        6,929       5,885
  Interest income on leases
    and other                     2,163        1,679        4,151       3,363
  Company centers                   264          511          630         929
                               ---------    ---------    ---------   ---------
  Total revenues                 17,047       15,097       31,827      27,900

Cost and Expenses:
  Franchise operations            4,328        3,301        8,488       6,499
  Franchise development           1,742        1,588        2,954       2,752
  Cost of supplies and
    equipment sold                2,912        2,867        5,189       4,807
  Marketing                       1,713        1,000        3,061       2,174
  General and administrative      2,099        2,526        4,341       4,904
  Company centers                   284          521          680         946
  Litigation settlement
   expenses                       5,000           --        5,000          --
                               ---------    ---------    ---------   ---------
  Total cost and expenses        18,078       11,803       29,713      22,082

Operating Income (loss)          (1,031)       3,294        2,114       5,818
Interest on investments and
  other                             220          142          476         276
                               ---------    ---------    ---------   ---------
Income (loss) before
  provision (benefit) for
  income taxes                     (811)       3,436        2,590       6,094
Provision for income taxes         (341)       1,345          990       2,381
                               ---------    ---------    ---------   ---------
  Net income (loss)               $(470)      $2,091       $1,600      $3,713
                               =========    =========    =========   =========
Net income (loss) per
  common share:                   $(.04)       $ .18        $ .14       $ .33
                               =========    =========    =========   =========
Weighted average common and
 common equivalent shares
 outstanding                     11,198       11,488       11,774      11,362
                               =========    =========    =========   =========

                                 See accompanying notes.

                                  MAIL BOXES ETC.
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (In thousands)
                                   (Unaudited)
                                                Six months ended October 31,
                                                    1996              1995
                                                ------------      -----------
Operating Activities:
 Net income                                          $1,600           $3,713
  Adjustments to reconcile net income to net
   cash provided from   (used in) operating
   activities:
  Depreciation and amortization                         523              511
  Gain on sale of equipment under
   sales-type lease agreements                         (241)            (361)
 Changes in assets and liabilities:
  Restricted cash                                        80              411
  Accounts and notes receivable                         461           (1,349)
  Receivable from National Media Fund                   770              550
  Assets leased to franchisees and
   inventories                                       (1,032)            (818)
  Re-acquired area and center rights                    (86)             254
  Other current assets                               (1,447)            (349)
  Other assets                                         (191)             202
  Accounts payable                                      288            1,004
  Franchisee deposits                                    89             (381)
  Royalties, referrals and commissions
   payable                                              (26)            (152)
  Accrued employee expenses and related
   taxes                                               (929)             (30)
  Other accrued expenses and litigation               4,806              648
  Income taxes payable                                 (838)            (589)
                                                   ---------        ---------
  Net cash flows provided from operating
     activities                                       3,827            3,264

Investing Activities:
  Net change in short-term investments               (2,840)          (2,999)
  Additions to property and equipment                  (215)            (166)
  Principal payments received on sales-type
   leases                                             1,777            1,895
  Re-acquired area rights                              (339)              --
                                                   ---------       ----------
  Net cash flows (used in) investment
    activities                                       (1,617)          (1,270)

Financing Activities:
  Borrowings under revolving loan                       930            1,300
  Repayments under revolving loan                    (1,700)          (1,850)
  Repayments on notes payable                          (136)             (63)
  Repurchase of common shares                          (283)            (220)
  Proceeds from the issuance of common shares           945              909
                                                   ---------       ----------
  Net cash flows provided from (used in)
    financing activities                               (244)              76

Increase in cash and cash equivalents                 1,966            2,070
Cash and cash equivalents at beginning of
  period                                              1,416              391
                                                   ---------       ----------
Cash and cash equivalents at end of period           $3,382           $2,461
                                                   =========       ==========

Supplemental Disclosure for Cash Flow
 Information:
 Cash paid during the period for income
  taxes                                              $3,270           $3,431
 Interest                                                85               85

Supplemental Schedule with Non-Cash Investment
 and Financing Activities:
 Equipment sold under sales-type agreements          $1,048           $1,389
 Additions to debt for acquisition of
  equipment                                              --              110
 Additions to debt for acquisition of Area
  rights                                              1,780               --

                             See accompanying notes.


                        PART I - FINANCIAL INFORMATION

                                    MAIL BOXES ETC.

                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


ITEM 1.     BASIS OF PRESENTATION:

Note 1.     Presentation

       The condensed consolidated balance sheet as of October 31, 1996, the condensed consolidated statements of operations for the three-month periods and six-month periods ended October 31, 1996 and 1995, and the condensed consolidated statements of cash flows for the six-month periods then ended have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows have been made.

   Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In addition, certain Risk Factors may also impact future financial reports. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the 1996 Annual Report on Form 10-K, as well as the Risk Factors discussed in the Form 10-K Report. The results of operations for the quarter and the six months ended October 31, 1996 are not necessarily indicative of the operating results for the full year.

  Certain reclassifications have been made to prior period balances to conform to current period presentations.

Note 2.     Litigation

   On November 6, 1996, the Company entered into a comprehensive settlement of various lawsuits and claims made by certain franchisees in several lawsuits being pursued in San Diego County Superior Court.

  Under the settlement agreement, the Company agreed to pay $4 million in cash and deliver an aggregate amount of 39,080 shares of its common stock over a period of two years. This settlement expense is reflected in the Company's financial results for the second quarter ended October 31, 1996, by establishing a $5 million reserve.

  The Company is still involved in various other lawsuits and potential claims from its franchisees which arise in the ordinary course of the Company's business. While the Company cannot predict the outcome of all other matters, management does not believe that the disposition of these other matters will have a material adverse effect on the Company's results of operations or financial position.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

Three months ended October 31, 1996 compared to Three months ended October 31, 1995:

    Revenues for Mail Boxes Etc. ("MBE" or the "Company") for the three months ended October 31, 1996, increased by $1.950 million or 13% from the same quarter of the prior year. Revenues from royalty and marketing fees increased by $1.147 million or 17% over the prior period. The increase in royalty and marketing fees is due to the approximately 10% same-store sales increase experienced by the network during the second quarter of FY 97 and the increased number of centers in operation to 3,211 at October 31, 1996, compared with 2,894 at October 31, 1995. At close of business on October 31, 1996, there were 2,712 domestic centers and 499 centers outside the U.S.A.
for a total of 3,211 centers operating worldwide.

 Total franchise fees, which mostly consist of individual, renewal and transfer, master license, and international sales, increased by $94 thousand or 4%. Revenues from domestic, individual franchise fees increased by $479 thousand or 26% compared to the three months ended October 31, 1995. This resulted from the sale of 100 new individual franchises during the second quarter of FY 97 as compared to 80 during the second quarter of FY 96. The remainder of this revenue category includes international sales of individual and area franchises by master licensees for $65 thousand which represents 41% increase, and transfer and renewal fees of $292 thousand which represents a 21% increase over same period in FY 96. There were no sales of master licenses in the second quarter of FY 97 as compared to $515 thousand in the same period of FY 96.

  Revenues from the sale of supplies and equipment increased by $472 thousand or 14% despite the slight decrease in the number of centers opening in the quarter ended October 31, 1996, compared to the same period of FY 96. This increase was due to the emphasis on existing centers upgrades. The sales margin increased from 16% to 25% due to a more favorable sales mix in the second quarter of FY 97 compared to the same period of FY 96. In the second quarter 1996 there were also more sales of software and computer components which have higher gross margins. Interest income on leases and other increased by $484 thousand or 29% as compared to the three months ended October 31, 1995. The major components of this revenue category include interest income earned on leases and notes receivable, late fees, finance charges, training fees, and various administrative fees. Interest income on leases decreased by $52 thousand or 14%. Interest income on notes receivable remained virtually the same when compared to the second quarter of FY 96. Training fees increased by $46 thousand or 19%. Administrative fees on national vendor contracts increased by $156 thousand or 49% as the transaction volumes increased. Late fees decreased by $55 thousand or 87% and finance charges decreased by $26 thousand or 47%. The drastic decline in those two revenue categories was due to the Company's increased emphasis on collecting delinquent accounts and implementation of programs to reduce delinquencies. Revenues from the Company owned and operated centers decreased by $247 thousand or 48%. This drastic decrease was due to closure of one of the Company's experimental centers in the second quarter of FY 97.

   Cost and expenses for the three months ended October 31, 1996 increased by $6.275 million or 53% when compared to the three months ended October 31, 1995. The increase in franchise operations expenses was $1.027 million or 31% over FY 96 and resulted primarily from the increase in royalties paid to area franchisees for their share of the royalty income which they earn in part, by providing ongoing support to the network. These costs will generally increase in the same manner as the network's royalty revenue growth. Royalties paid to area franchisees increased by $365 thousand or 14% over second quarter FY 96. This increase is directly related to the increase in royalty fees recorded during the second quarter of FY 97. The remaining increase in the franchise operations expenses was the result of increased effort to support a larger network. Franchise development expenses increased by $154 thousand or 10%. This increase is due to the increased domestic and international sales efforts and the increased commissions paid to area franchisees due to the sale of 20 more centers during the second quarter of FY 97 when compared to the same period of FY 96.

    Cost of supplies and equipment increased slightly by $45 thousand or 2%. This increase is lower than the increase in sales of supplies and equipment which resulted in a 56% increase in the gross margin due to a more favorable product mix in the 3 months ended October 31, 1996 when compared to the same period ended October 31, 1995.

    Marketing expenses increased by $713 thousand or 71% when compared to the second quarter ended October 31, 1995. This increase is due to the production of more commercials and an increase in sales advertising in the second quarter of FY 97. General and administrative expenses decreased by $427 thousand or 17% over the second quarter of FY 96. This decrease is primarily due to the conclusion of the lawsuits and the decrease in reserves for certain non-reoccurring items.

  The Company centers' cost and expenses decreased by $237 thousand or 45% due to the closure of one of the company owned centers in the second quarter of FY 97. A litigation settlement expense of $5 million was incurred in the second quarter of FY 97 as a result of the reserve created for the settlement of long standing lawsuits involving 33 former franchise owners and one current owner.

  Other income (interest on investments and other) increased by $78 thousand or 55% for the quarter ended October 31, 1996, compared to the quarter ended October 31, 1995. This increase is due to the increase in short-term investments.

  Net income for the three months ended October 31, 1995, decreased from $2.091 million to a net loss of $470 thousand for the quarter ended October 31, 1996, and earnings (loss) per share decreased from $.18 to $(.04), as a result of the reserve set aside for the settlement of the lawsuits.

 Revenues for the six months ended October 31, 1996 increased by $3.927 million or 14% over the prior year's same period. Revenues from royalty and marketing fees increased by $2.285 million or 17% over the prior period. These increases are the result of growth of the network through the opening of 148 domestic individual centers and 57 centers outside of the United States during the first six months of FY 97 and the increase in the same store sales.

  Total revenues from franchise fees increased slightly by $109 thousand or 2% during the first six months of FY 97 when compared to the same period FY 96. This revenue category consists mostly of individual, renewal and transfer, master license, and international sales. Revenues from domestic individual franchise fees increased by $429 thousand or 13% due to the sale of 162 new centers in the first six months of FY 97 when compared to 145 centers in the same period of FY 96. There were no sales of master licenses in FY 97 as compared to $515 thousand in the first half of FY 96. The remainder of this revenue category includes international sales of individual and area franchises for $124 thousand which represents a 19% decrease, and transfer and renewal fees for $598 thousand which represents a 31% increase as compared to the first half of FY 96.

   Revenue from the sale of supplies and equipment increased by $1.044 million or 18% despite the slight decrease in the number of centers opening in the six months ended October 31, 1996, compared to the same period of FY 96 as discussed earlier. Interest income on leases and other increased by $788 thousand or 23%. The major components of this revenue category include interest income on leases, interest on notes receivable, finance charges, late fees, training fees, and various administrative fees. Interest income on leases decreased by $102 thousand due to the lower interest rates. Interest income on notes receivable remained virtually the same during the first six months of FY 97 as compared to the first six months of FY 96. Training fees increased by $36 thousand or 18%. Administration fees on national vendor contracts increased by $473 thousand or 79% over the same period of FY 96. Revenues from late fees and finance charges both decreased during the period ended October 31, 1996 as discussed earlier. Revenues from the company owned and operated centers decreased by $299 thousand or 32% as compared to the same period in FY 96 due to the reasons cited earlier.

    Costs and expenses for the six months ended October 31, 1996 increased by $7.631 million or 35% when compared to the six months ended October 31, 1995. The increase in franchise operations expenses was $1.989 million or 31%. This increase is mostly due to the increase in royalties paid to area franchisees. Total royalties paid were $5.786 million for the six months ended October 31, 1996 compared to $5.042 million in the same period last year. This increase is lower than the 17% increase in royalty fees booked in the first six months of 1996 because no royalties are paid out on company owned areas. The remaining increase in the franchise operations expenses was the result of increased effort to support a larger network.

   Franchise development expenses increased by $202 thousand or 7% for the six months ended October 31, 1996. This increase is due to the increased domestic and international sales efforts and the increased commissions paid to area franchisees due to the sale of 17 more centers during the first six months of FY 97 as compared to the same period of FY 96. Costs of supplies and equipment increased by $382 thousand or 8% as compared to the six months ended October 31, 1995. This increase is partially due to the increase in sale of supplies and equipment. Gross margin increased from 18% to 25% due to the favorable product mix.

  Marketing expenses increased by $887 thousand or 41% when compared to the six months ended October 31, 1995. This increase is due to the production of more commercials and an increase in sales advertising in the first half of FY 97.

  General and administrative expenses decreased by $563 thousand or 11% in the first six months of FY 97 over the six months period ended October 31, 1995. This decrease is due to the decreased reserves for certain non-reoccurring items and termination of the lawsuits. The company owned centers cost decreased by $266 thousand or 28% over the same period of FY 96. This decrease is due to the closure of one of the company centers in second quarter of FY 97.

 Litigation settlement expenses increased by $5 million because of establishing reserves for settlement of long standing lawsuits involving 33 former franchise owners and one current owner.

   Other income (interest on investments and other) increased by $200 thousand or 72% for the six months ended October 31, 1996, compared to the six months ended October 31, 1995, due primarily to the increase in short-term investments.

  Net income decreased by $2.113 million or 57% and earnings per share decreased by 58% for the six months ended October 31, 1996, compared to the six months ended October 31, 1995. This decrease is due to the settlement of the lawsuits.


LIQUIDITY AND CAPITAL RESOURCES

   Working capital at October 31, 1996 was $35.847 million compared to $33.143 million at April 30, 1996. The company believes it has adequate financial resources for its present and projected operating requirements.


PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

   In early November 1996, the Company entered into a comprehensive settlement agreement resolving all of the claims brought by the owners of 33 former MBE Centers and one current MBE Center. As described in the Company's 10-Q Report for the quarter ended July 31, 1996, and in the 10-K Report for the year ended April 30, 1996, these claims were being pursued in lawsuits filed in San
Diego County Superior Court. These suits were entitled Mail Boxes Etc. USA, Inc v. B.J. Postal Services et al.; The Helm Group, Inc. et al. v. Mail Boxes Etc. USA, Inc.; and Conklin, et al. v. Mail Boxes Etc. USA, Inc.

  The settlement provides that Mail Boxes Etc. will pay $4 million in cash and deliver an aggregate amount of 39,080 shares of its common stock over a period of two years. Under the settlement agreement, the complaints of the current and former franchisees are resolved without any admission of liability on the part of the Company. It was also agreed that all of the Mail Boxes Etc. franchisees involved in the lawsuits who are no longer in the MBE franchise system would completely remove any remaining MBE trademarks and logos from their stores.


ITEM 6.

(a)   EXHIBITS

   10.   Employment Agreement between James H. Amos, Jr. and the Company.


(b)   REPORTS ON FORM 8-K

   No reports on Form 8-K were filed during the quarter ended October 31, 1996.


                                    SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               MAIL BOXES ETC.
                          -----------------------
                                 Registrant




By: Gary S. Grahn                                  Date: 12/11/96
   -------------------------------                      ------------
    Gary S. Grahn
    Chief Financial Officer