Form 10-Q
period 1997-01-31
MAIL BOXES ETC
filed 1997-03-05
CIK 791014

SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549

                            FORM 10-Q


(Mark One)

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
___  SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended
January 31, 1997



____  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ____________ to ___________


                Commission File Number   0-14821
                                       -----------
                        MAIL BOXES ETC.
     -----------------------------------------------------
     (Exact name of registrant as specified in its charter)

       CALIFORNIA                         33-0010260
------------------------     ------------------------------------
(State of Incorporation)     (I.R.S. Employer Identification No.)

6060 Cornerstone Ct. West, San Diego, California         92121
------------------------------------------------       ----------
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

                     Yes   X       No
                         -----        -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, No Par Value                11,264,878
--------------------------     ---------------------------------
        (Class)                (Outstanding at January 31, 1997)


PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                           MAIL BOXES ETC.
              CONDENSED CONSOLIDATED BALANCE SHEETS
              (In thousands, except share amounts)
                                            January 31,  April 30,
                             ASSETS            1997        1996
                                            (Unaudited)
                                            -----------  ---------
Current Assets:
  Cash and cash equivalents                     $4,659   $1,416
  Restricted cash - franchisee deposits          1,726    2,073
  Short-term investments                        25,386   21,825
  Accounts receivable, net                       6,105    6,799
  Receivable from National Media Fund              --       770
  Inventories                                      698      544
  Current portion of notes receivable            7,109    6,756
  Current portion of net investment in
   sales-type and direct financing leases        2,349    2,414
  Deferred income taxes                          1,846    1,846
  Re-acquired area and center rights held
   for resale                                      784     638
  Other current assets                           1,143    1,063
                                            -----------  ---------
     Total current assets                       51,805   46,144
                                            ===========  =========

  Notes receivable, net                         10,601   10,831
  Net investment in sales-type and direct
   financing leases                              6,449    7,518
  Property and equipment, net                    5,110    5,381
  Excess of cost over assets acquired, net         398      441
  Re-acquired area rights                        6,530    3,240
  Deferred income taxes                          1,307    1,307
  Other assets                                   1,017      904
                                            -----------  ---------
     Total assets                              $83,217   $75,766
                                            ===========  =========


              LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                              $1,104   $2,096
  Franchisee deposits                            2,308    2,619
  Royalties, referrals and commissions
   payable                                       3,647    2,515
  Accrued employee expenses and related
   taxes                                         1,620    1,963
  Other accrued expenses                         1,731    2,012
  Income taxes payable                             847      838
  Current maturities of debt and notes
   payable                                         430      958
                                            -----------  ---------
     Total current liabilities                  11,687    13,001
                                            ===========  =========

Long-term debt, net of current maturities        4,023    1,402

Shareholders' equity:
  Preferred stock, no par value,
   10,000,000 shares authorized, with none
   issued and outstanding                           --       --
  Common stock, no par value, 40,000,000
   shares authorized, with 11,264,878 and
   11,139,698 shares issued outstanding
   at January 31, 1997 and April 30, 1996,
   respectively                                 15,931   14,944
  Retained earnings                             51,576   46,419
                                            -----------  ---------
    Total shareholders' equity                 67,507     61,363
                                            -----------  ---------

     Total liabilities and
      shareholders' equity                    $83,217     $75,766
                                            ===========  =========

                     See accompanying notes.

                            MAIL BOXES ETC.
            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In thousands, except per share data)

                              (Unaudited)
                                                     Three months ended          Nine months ended
                                                  01/31/97        01/31/96    01/31/97       01/31/96
Revenue:
     Royalty and marketing fees                    $11,063         $10,088     $26,648        $23,390
     Franchise fees                                  2,211           1,871       6,742          6,293
     Sales of supplies and equipment                 3,049           2,163       9,978          8,048
     Interest income on leases and other             2,190           1,584       6,341          4,947
     Company centers                                   325             458         956          1,387
                                                  --------        --------    --------       --------
        Total revenues                              18,838          16,164      50,665         44,065

Cost and Expenses:
     Franchise operations                            5,521           4,871      14,010         11,370
     Franchise development                           1,392           1,150       4,345          3,902
     Cost of supplies and equipment sold             2,273           1,619       7,462          6,426
     Marketing                                       1,452             907       4,513          3,081
     General and administrative                      2,246           2,843       6,587          7,747
     Company centers                                   320             480       1,001          1,426
     Litigation settlement expenses                     --              --       5,000             --
                                                  --------        --------    --------       --------
        Total cost and expenses                     13,204          11,870      42,918         33,952

Operating Income                                     5,634           4,294       7,747         10,113
Interest on investments and other                      233             165         709            441
                                                  --------        --------    --------       --------
Income before provision
     for income taxes                                5,867           4,459       8,456         10,554
Provision for income taxes                           2,310           1,751       3,299          4,132
                                                  --------        --------    --------       --------
        Net income                                  $3,557          $2,708      $5,157         $6,422
                                                  ========        ========    ========       ========

Net income per common share:                         $ .30           $ .24       $ .44          $ .56
                                                  ========        ========    ========       ========
Weighted average common and common
     equivalent shares outstanding                  11,798          11,495      11,782         11,410
                                                  ========        ========    ========       ========

                        See accompanying notes.

                            MAIL BOXES ETC.
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In thousands)
                              (Unaudited)
                                                                       Nine months ended January 31,
                                                                             1997            1996
                                                                       ----------      ----------
Operating Activities:
 Net income                                                                $5,157          $6,422
  Adjustments to reconcile net income to net cash provided from
   (used in) operating activities:
   Depreciation and amortization                                              805             769
   Gain on sale of equipment under sales-type lease agreements               (361)           (437)
  Changes in assets and liabilities:
   Restricted cash                                                            347             234
   Accounts and notes receivable                                              466          (1,026)
   Receivable from National Media Fund                                        770          (1,220)
   Assets leased to franchisees and inventories                            (1,362)         (1,082)
   Re-acquired area and center rights                                         (46)            526
   Other current assets                                                       (80)             72
   Other assets                                                              (316)           (145)
   Accounts  payable                                                         (992)            796
   Franchisee deposits                                                       (311)           (123)
   Royalties, referrals and commissions payable                             1,132           1,178
   Accrued employee expenses and related taxes                               (343)            166
   Other accrued expenses and litigation                                     (188)            829
   Income taxes payable                                                         9            (227)
                                                                       ----------      ----------
     Net cash flows provided from operating activities                      4,687           6,732

Investing Activities:
   Net change in short-term investments                                    (3,561)         (5,074)
   Additions to property and equipment                                       (307)           (246)
   Principal payments received on sales-type leases                         2,703           2,815
   Re-acquired area rights                                                   (439)           (135)
                                                                        ----------      ----------
     Net cash flows used in investment activities                          (1,604)         (2,640)

Financing Activities:
   Borrowings under revolving loan                                            930           3,520
   Repayments under revolving loan                                         (1,700)         (2,300)
   Repayments on notes payable                                               (260)           (103)
   Repurchase of common shares                                               (283)         (1,129)
   Proceeds from the issuance of common shares                              1,473             997
                                                                        ----------      ----------
     Net cash flows provided from financing activities                        160             985

Increase in cash and cash equivalents                                       3,243           5,077
Cash and cash equivalents at beginning of period                            1,416             391
                                                                       ----------      ----------
Cash and cash equivalents at end of period                                 $4,659          $5,468
                                                                       ==========      ==========

Supplemental Disclosure for Cash Flow Information:
   Cash paid during the period for income taxes                            $3,351          $4,737
   Interest                                                                   171             118

Supplemental Schedule with Non-Cash Investment and Financing
Activities:
   Equipment sold under sales-type agreements                              $1,568          $1,821
   Additions to debt for acquisition of equipment                              --             109
   Additions to debt for acquisition of Area rights                         1,343              --

                          See accompanying notes.


                 PART I - FINANCIAL INFORMATION

                         MAIL BOXES ETC.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


ITEM 1.BASIS OF PRESENTATION:

Note 1.Presentation

      The condensed consolidated balance sheet as of January 31, 1997, the condensed consolidated statements of operations for the three-month periods and nine-month periods ended January 31, 1997 and 1996, and the condensed consolidated statements of cash flows for the nine-month periods then ended have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows have been made.

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In addition, certain Risk Factors may also impact future financial reports. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the 1996 Annual Report on Form 10-K, as well as the Risk Factors discussed in the Form 10-K Report. The results of operations for the quarter and the nine months ended January 31, 1997 are not necessarily indicative of the operating results for the full year.

      Certain reclassifications have been made to prior period balances to conform to current period presentations.

Note 2.Litigation

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

      The Company is still involved in various other lawsuits and potential claims from its franchisees and employees which arise in the ordinary course of the Company's business. While the Company cannot predict the outcome of all other matters, management does not believe that the disposition of these other matters will have a material adverse effect on the Company's results of operations or financial position.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

Three months ended January 31, 1997 compared to Three months ended January 31, 1996:

     Revenues for Mail Boxes Etc. ("MBE" or the "Company") for the three months ended January 31, 1997, increased by $2.674 million or 17% from the same quarter of the prior year. Revenues from royalty and marketing fees increased by $975 thousand or 10% over the same quarter of the prior year. The increase in royalty and marketing fees is due to the approximately 7% same-store sales increase experienced by the network during the third quarter of FY 97 and the increased number of centers in operation to 3,294 at January 31, 1997, compared with 2,994 at January 31, 1996. At the close of business on January 31, 1997, there were 2,788 domestic centers and 506 centers outside the United States for a total of 3,294 centers operating worldwide.

     Franchise fees, which consist of individual, renewal, transfer, master license and international sales, increased by $340 thousand or 18%. Revenues from domestic, individual franchise fees increased by $109 thousand or 9% compared to the three months ended January 31, 1996. This resulted from the sale of 62 new individual franchises during the third quarter of FY 97 as compared to 57 during the third quarter of FY 96. The remainder of this revenue category includes international sales of individual and area franchises by master licensees for $94 thousand which represents 11% increase, and transfer and renewal fees of $357 thousand which represents a 36% increase over same period in FY 96. During the third quarter of FY 97 MBE sold the master license for Portugal for $150 thousand. MBE believes that master license sales may be a less significant source of revenue in the future and that the timing of these sales will not be predictable. The other component of this revenue category is the sale of an area franchise for approximately $230 thousand in the quarter ended January 31, 1997 when compared to 2 new area franchises for $255 thousand in the same period of last fiscal year.

     Revenues from the sale of supplies and equipment increased by $886 thousand or 41% because there were more individual centers opened during the third quarter of FY 97 compared with that of FY
96 (97 centers compared to 67 centers).

     Interest income on leases and other increased by $606 thousand or 38% as compared to the three months ended January 31, 1996. The major components of this revenue category include interest income earned on leases and notes receivable, late fees, finance charges, training fees, and various administrative fees. Interest income on leases decreased by $61 thousand or 17%. Interest income on notes receivable remained virtually the same when compared to the third quarter of FY 96. Training fees increased by $46 thousand or 34%. Administrative fees on national vendor contracts increased by $278 thousand or 72% as the transaction volumes increased. Late fees increased by $109 thousand and finance charges remained virtually the same. Revenues from the Company owned and operated centers decreased by $133 thousand or 29%. This decrease was due to closure of one of the Company's experimental centers in the second quarter of FY 97.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (Continued):

Three months ended January 31, 1997 compared to Three months ended January 31, 1996:

     Cost and expenses for the three months ended January 31, 1997 increased by $1.334 million or 11% when compared to the three
months ended January 31, 1996.   The increase in franchise
operations expenses was $650 thousand or 13% over FY 96 and resulted primarily from the increase in royalties paid to area franchisees for their share of the royalty income which they earn in part, by providing ongoing support to the network. These costs will generally increase in the same manner as the network's royalty revenue growth. Royalties paid to area franchisees increased by $224 thousand or 6% over third quarter FY
96. This increase is lower than the 10% increase in royalty fees booked in the third quarter of FY 97 because no royalties are paid out on the company owned areas. The remaining increase in the franchise operations expenses was the result of increased effort to support a larger network. Franchise development expenses increased by $242 thousand or 21%. This increase is due to the increased domestic and international sales efforts during the third quarter of FY 97 when compared to the same period of FY 96.

     Cost of supplies and equipment increased by $654 thousand or
40%.   This increase is directly related to the 41% increase in
sales of supplies and equipment in the third quarter of FY
97 as compared to the same period of FY 96. The sales margin remained the same, 25%, as compared to the third quarter of FY 96.

     Marketing expenses increased by $545 thousand or 60% when compared to the third quarter ended January 31, 1996. This increase is due to the production of more commercials and promotional kits and increase in sales advertising in the third quarter of FY 97. General and administrative expenses decreased by $597 thousand or 21% over the third quarter of FY96. This decrease is primarily due to reduction of the legal expenses resulting from the settlement of the lawsuit on November 1996. The Company centers' cost and expenses decreased by $160 thousand or 33% due to the closure of one of the company owned centers in the second quarter of FY 97.

     Other income (interest on investments and other) increased by $68 thousand or 41% for the quarter ended January 31, 1997, compared to the quarter ended January 31, 1996. This increase is due to the increase in short-term investments.

     Net income for the three months ended January
31,1997,increased by $849 thousand or 31% for the quarter ended
January 31, 1997, and earnings per share increased from $.24 to $.30, or 25% over the third quarter of 1996.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (Continued):

Nine months ended January 31, 1997 compared to Nine months ended
January 31, 1996:

     Revenues for the nine months ended January 31, 1997 increased by $6.600 million or 15% over the prior year's same period. Revenues from royalty and marketing fees increased by $3.258 million or 14% over the prior period. These increases are the result of growth of the network through the opening of 245 domestic individual centers and 73 centers outside of the United States during the first nine months of FY 97 and the increase in the same store sales.

     Total revenues from franchise fees increased by $449 thousand or 7% during the first nine months of FY 97 when compared to the same period FY 96. This revenue category consists of individual, renewal, transfer, master license and international sales. Revenues from domestic individual franchise fees increased by $538 thousand or 12% due to the sale of 224 new centers in the nine months of FY 97 when compared to 202 centers in the same period of FY 96. Sales of master licenses decreased from $515 thousand to $169 thousand because fewer countries were sold during the first nine months of FY 97 as compared to the same period of FY 96. MBE believes that master license sales may be a less significant source of revenue in the future and that the timing of these sales will not be predictable. The remainder of this revenue category includes international sales of individual and area franchises for $218 thousand which represents a 9% decrease, and transfer and renewal fees for $956 thousand which represents a 33% increase as compared to the same nine month period of FY 96.

     Revenue from the sale of supplies and equipment increased by $1.930 million or 24% due to the increase in the number of centers opening in the first nine months ended January 31, 1997, compared to the same period of FY 96 as discussed earlier. Interest income on leases and other increased by $1.394 million or 28%. The major components of this revenue category include interest income on leases, interest on notes receivable, finance charges, late fees, training fees, various administrative fees and miscellaneous other income. Interest income on leases decreased by $162 thousand or\ 15% due to the lower interest rates. Interest income on notes receivable remained virtually the same. Training fees increased by $81 thousand or 14%. Administration fees on national vendor contracts increased by $749 thousand or 76% over the same period of FY 96. Other miscellaneous revenue increased from $191 thousand to $731 thousand in the nine months ended January 31, 1997, as compared to the nine months ended January 31, 1996. Revenues from late fees and finance charges both decreased slightly during the period ended January 31, 1997. Revenues from the company owned and operated centers decreased by $431 thousand or 31% as compared to the same period in FY 96 due to the reasons cited earlier.

     Costs and expenses for the nine months ended January 31, 1997 increased by $8.966 million or 26% when compared to the first nine months ended January 31, 1996. The increase in franchise operations expenses was $2.640 million or 23%. A significant portion of this increase was due to the increase in royalties paid to area franchisees. Total royalties paid were $9.836 million for the first nine months ended January 31, 1997 compared to $8.869 million in the same period last year. This increase is lower than the 14% increase in royalty fees booked

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (Continued):

Nine months ended January 31, 1997 compared to Nine months ended
January 31, 1996:

In the nine months of FY 97 because no royalties are paid out on company owned areas. The remaining increase in the franchise operations expenses was the result of increased effort to support a larger network.

     Franchise development expenses increased by $443 thousand or 11% for the first nine months ended January 31, 1997. This increase is primarily due to the increased domestic and international sales efforts and the increased commissions paid to area franchisees due to the sale of 22 more centers during the first nine months of FY 97 as compared to the same period of FY
96. Costs of supplies and equipment increased by $1.036 million or 16% as compared to the nine months ended January 31, 1996. This increase is directly related to the increase in sale of supplies and equipment. Gross margin increased from 20% to 25% due to the favorable mix of higher margin product.

     Marketing expenses increased by $1.432 million or 46% when compared to the nine months ended January 31, 1996. This increase is due to the production of more commercials and increase in sales advertising in the first nine month period of FY 97.

     General and administrative expenses decreased by $1.160 million or 15% in the first nine months of FY 97 over the first nine months period ended January 31, 1996. This decrease is due to the decreased reserves for certain non-reoccurring items and termination of the lawsuits. The company owned centers cost decreased by $425 thousand or 30% over the same period of FY 96. This decrease is due to the closure of one of the company centers in second quarter of FY 97.

     Litigation settlement expenses in FY 97 of $5 million resulted from the settlement of long standing lawsuits involving 33 former franchise owners and one current owner in the second quarter of FY 97.

     Other income (interest on investments and other) increased by $268 thousand or 61% for the first nine months ended January 31,
1997, compared to the nine months ended January 31, 1996, due primarily to the increase in short-term investments.

     Net income decreased by $1.265 million or 20% and earnings per share decreased by 21% for the first nine months ended January 31, 1997, compared to the first nine months ended January 31, 1996. This decrease is due to the settlement of the lawsuits discussed above.

LIQUIDITY AND CAPITAL RESOURCES

     Working capital at January 31, 1997 was $40.118 million compared to $33.143 million at April 30, 1996. The company believes it has adequate financial resources for its present and projected operating requirements.


                   PART II - OTHER INFORMATION


ITEM 5. OTHER INFORMATION

     At a Board of Directors meeting on February 25, 1997, the Board amended the Company's Bylaws to increase the size of the Board from seven to eight directors. The Board then appointed James H. Amos, Jr., the Company's President and Chief Operating Officer, as a Director on the Board. In addition, the Board also appointed A. W. DeSio, the Company's Chief Executive Officer, to the position of Chairman of the Executive Committee of the Board.


ITEM 6.

(a)  EXHIBITS

     3(ii).  Bylaws, as amended February 25, 1997

(b)  REPORTS ON FORM 8-K

     No reports on Form 8-K were filed during the quarter ended
January 31, 1997.

                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                         MAIL BOXES ETC.
                           Registrant






By:  Gary S. Grahn                            Date: March 3, 1997
    --------------------------------------          ----------------------
     Gary S. Grahn
     Chief Financial Officer