Form 10-K
period 1997-04-30
MAIL BOXES ETC
filed 1997-07-09
CIK 791014

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549



                            FORM 10-K
           FOR ANNUAL AND TRANSITIONAL REPORTS PURSUANT
  TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 1997
                          --------------

                                OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to
                               --------    ---------

                  Commission file number 0-14821
                                         -------

                        MAIL BOXES ETC.
      ------------------------------------------------------
      (Exact Name of Registrant as Specified in its Charter)

          California                            33-0010260
-------------------------------              -------------------
(State or Other Jurisdiction of              (I.R.S. Employer
Incorporation or Organization)               Identification No.)

6060 Cornerstone Court West, San Diego, California      92121-3795
--------------------------------------------------     ------------
   (Address of principal executive offices)            (Zip Code)

Registrant's telephone number, including area code: (619)455-8800
                                                    -------------

Securities registered pursuant to Section 12(b) of the Act: None
                                                           ------

                                   Name of each exchange on which
     Title of each class                     registered
     -------------------           ------------------------------
            N/A                                N/A
     -------------------           ------------------------------

Securities registered pursuant to Section 12(g) of the Act:

                  Common Stock: No par value
                  --------------------------
                       (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                           ---    ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the Common Stock of the Registrant held by non-affiliates of the Registrant on June 30, 1997, was approximately $204 million. The aggregate market value was computed by reference to the closing sale price for shares of the Common Stock of the Company on such date and excludes, for the purpose of this calculation, shares held beneficially by officers, directors, and ten percent shareholders.

     The number of shares of the Registrant's Common Stock, no par value, outstanding as of June 30, 1997 was 11,343,177 shares. There are no shares of Registrant's Preferred Stock outstanding.

               DOCUMENTS INCORPORATED BY REFERENCE.

     None.

                             PART I

ITEM 1 : BUSINESS

GENERAL

     See "-- Merger Transaction with U.S. Office Products Company" at the end of this Item 1 for a description of a recent development.

     Mail Boxes Etc. ("MBE" or "Company") is the nation's largest franchisor of neighborhood postal, packaging, business, and communication retail service centers ("MBE Centers"). The Company offers both individual franchises and area franchises in the United States and master licenses in foreign countries. A typical MBE Center offers mail and parcel receiving, packaging, and shipping services through a number of carriers and provides small businesses with a wide range of products and services. These products and services generally include telephone message service, word processing, copying and printing, office supplies and communications services. Communications services typically include fax, voice mail, pagers, and wire transfers of funds. In addition, MBE Centers usually offer convenience items such as stamps, packaging supplies, stationery supplies, notary, passport photos, and money orders.

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

     The Company provides its franchise owners and licensees with a franchise system that includes, among other things, instruction at MBE University, operational guidance, assistance in site selection, marketing, and advertising programs. Area franchisees are granted the exclusive right to sell individual franchises for the Company in their areas and also provide start-up assistance and continuing support for individual franchises within that area.

     The Company sells master licenses in foreign countries under which the master licensee obtains the exclusive right to develop and operate MBE Centers in one or more foreign countries and the right to sell franchises to others who, in turn, own and operate individual MBE Centers.


RELATIONSHIP WITH UNITED PARCEL SERVICE

     United Parcel Service of America, Inc. ("UPS") holds 1,810,967, or approximately 16% of the Company's outstanding Common Stock. UPS acquired the MBE stock pursuant to a stock purchase agreement entered into in 1990, under which UPS also was granted the right to name a designee to MBE's Board of Directors. Joel Rossman, a UPS Vice President of Business Development, is currently a member of the MBE Board of Directors.

THE MBE CENTER

     The typical MBE Center is an 800- to 1500-square foot facility. MBE Centers are generally located in highly visible locations in strip centers or in high-foot traffic downtown areas. The Company is currently exploring the feasibility of, and operational issues involved with, possible "kiosk" and "satellite" projects in alternative locations.

     The standardized design of new MBE Centers is used to promote brand identity and awareness as well as to provide a positive retail environment. The Company has an in-house design department that utilizes custom computer aided drafting and design (CAD) programs to design effective and efficient MBE Center layouts. The typical layout of an MBE Center consists of a customer area in front with 24-hour accessible mailboxes and copying area, and a secured service/retail lobby adjacent. The rear area contains packing and product storage, and related work areas. Actual construction of each MBE Center is arranged and paid for by the individual franchise owner. The Company provides financing to qualifying franchise owners through its equipment leasing program, multiple Center ownership program, and other programs to enable these franchise owners to construct and equip new MBE Centers. As of April 30, 1997, the Company was providing financing to approximately 1,235 of its individual franchise owners under its equipment leasing program.

     The Company has made arrangements with several national vendors that manufacture display and cabinetry fixtures, making them more readily available for timely distribution and facilitating the uniform appearance of the Centers. The Company monitors Center design compliance after buildout, and the Company is continuing research and development efforts to help improve the efficiency and productivity of the MBE Centers.

     To assist new franchise owners in the construction of their MBE Centers, the Company has developed a prefabricated modular fixture package, which includes walls, cabinets, display systems and other fixtures. The Company believes that the modular fixture package, which can be shipped directly to the site of the new MBE Center, expedites construction, helps control costs and assists in maintaining a standard appearance for all MBE Centers.

PRODUCTS AND SERVICES PROVIDED

     The typical MBE Center offers a broad range of services and products for personal and business support, postal, packing and shipping, communications services and convenience items and services. The use and importance of particular services and products, as well as the revenues generated by the sale of particular services and products, varies substantially at individual MBE Centers. Prices for services and products are set by the individual franchise owners and depend on competitive conditions in their respective franchise locations. Major services and products offered at MBE Centers include the following:

     Private Mail and Parcel Receiving Services. A typical MBE Center can service a large number of mail service customers at rates typically ranging from $10.00 to $30.00 per month. The mail receiving service is accessible to the customer 24 hours a day. In addition to the private mail receiving service, MBE Centers provide certain value-added services, including "Telephone Mail-Check," which enables customers to check the status of their mail by phone, and "Expedited Mail-Forwarding," which allows customers to request by telephone that specific pieces of mail be immediately forwarded to them at another location. MBE Centers act as receiving agents for parcels shipped to their customers through the U.S. Postal Service, United Parcel Service, and other express carriers.

     Shipping. MBE Centers also offer shipping service through UPS and other carriers, and can assist the customer in selecting the most appropriate and effective methods of packaging and sending parcels. MBE Centers advise customers as to the packaging requirements of the various carriers, provide packaging of items for shipment, and sell packaging materials and postal supplies.

     Business Support Products and Services. Businesses of all sizes and small office/home office workers are often frequent users of an MBE Center. Many small businesses cannot afford their own mail room and shipping department nor can they afford to incur the overhead expense associated with running a fully equipped office. MBE Centers provide a small business with a variety of business services and products such as notary public, word processing and computer time share, copying and printing services, and office supplies.

     Communications Services. MBE Centers offer customers a wide range of communications services such as fax, voice mail, pagers, and wire transfer of funds. Facsimile machines are required in all MBE Centers and provide both fax transmission and reception services for customers. MBE plans to introduce Internet access services in the near future.

     Convenience Items and Services. MBE Centers generally offer convenience items such as postage stamps, envelopes, rubber stamps and passport photos, office supplies and greeting cards, and key duplication.

Domestic Franchise Development

     In the United States, the Company offers both individual and area franchises with protected franchise areas or territories. MBE Centers are currently located in all 50 states and the District of Columbia and Puerto Rico. The typical franchise area for individual franchises generally encompasses a population base of approximately 10,000 to 20,000, although MBE Centers located in rural areas may have populations of less than 10,000. Area Franchises generally encompass a population base of approximately 250,000 or more. Area Franchisees are granted exclusive rights to sell individual franchises in their territories and are required to provide start-up assistance and continuing support to the individual Franchise Owners in those areas. The Company locates Franchise Owner prospects through advertising, referrals from existing Franchise Owners, and the marketing efforts of the Company's Area Franchise Owners and other independent contractors.

     The following table sets forth the number of individual franchises sold by the Company and by the Area Franchisees in the United States for each of the years indicated.

                               SALES OF U.S. FRANCHISEES
                     1991   1992   1993   1994   1995   1996   1997

By Company             90     75     34     24     23     24     48
By Area Franchisees   197    232    300    246    289    263    272

TOTAL                 287    307    334    270    312    287    320

     The Company believes that there is still substantial opportunity for expansion in the United States, particularly in non-traditional MBE Center locations such as hotels, convention centers, college campuses, and other similar locations. While almost all of the MBE Area Franchises available in the United States have been sold, the Company anticipates that it may still receive additional revenues from the sale of several new Area Franchises in the United States and from buying and selling selected Area Franchises. In addition, the Company may continue to sell smaller additional territories to existing Area Franchisees who wish to expand and increase the size of their existing Area Franchise territories.

INTERNATIONAL DEVELOPMENT

     The Company's first international Master License was sold in 1988 for the license rights to open MBE Centers in Canada. As of April 30, 1997, there were 530 MBE Centers operating outside the United States. MBE continues to target international development as part of its strategic plan. With small-office/home-office businesses, corporate outsourcing and telecommuting on the rise in Europe, Asia, Latin America and elsewhere, as they are in the U.S., MBE believes that the international demand for MBE Center services will continue to grow.

     MBE expansion around the world is driven by master licensees, who purchase exclusive territorial franchise rights. MBE now has Master Licensees in more than 50 countries and territories, including Australia, Brazil, France, Italy, Mexico, Spain, the United Kingdom, several countries in Asia, and most countries in the Middle East and South America. The Company believes that the MBE international network remains in the early stages of development. In fiscal year ended April 30, 1997 ("FY97") the Company sold new master licenses in the countries formerly comprising Yugoslavia, as well as in Portugal and Ireland, and assisted the Master Licensee for Argentina in selling a portion of its territory to a new Master Licensee in neighboring Chile. MBE reached a milestone during FY97 with the opening of an MBE Center in Quezon City, Philippines, the 500th MBE Center outside the United States. And, as the fiscal year closed, preparations were underway to open the 200th MBE Center in Canada, which is home to more MBE Centers outside the U.S. than any other single country.

     Although the MBE concept has been proven in the United States, the concept sometimes develops more slowly outside of the United States due to a variety of market and operational factors. For example, the MBE Master License that was sold in Japan in 1989 was re-acquired by MBE three years later. Also, in FY94, the Company also reversed the sale of the MBE Master License for Germany. In both of these cases, the Company concluded that the Master Licensees had failed effectively to implement MBE business systems in the local markets. The MBE master franchise in Canada also experienced similar difficulties in its early stages, but following a transfer of the license, the MBE network in Canada is growing steadily under its current master licensee, who took possession of the Canadian master license in 1990. In addition, there has been significant MBE network development in certain countries, such as Italy, where the 100th Center was opened in April 1996. The Company remains confident of the viability of the MBE concept internationally and is continuing its discussions with interested parties in other countries concerning the purchase of MBE master licenses. See "Risk Factors - International Expansion and Development."

     During the fiscal year ended April 30, 1996 ("FY96"), MBE entered into negotiations with the MBE Master Licensee for the United Kingdom to buy a majority interest in the Master License. These negotiations were successful and MBE formed an English company, Mail Boxes Etc. (UK) Ltd. ("MBE-UK"), to own and develop the UK Master License. During FY96, MBE purchased the remainder of the equity interest in MBE-UK. After the benefits of local ownership and control became apparent, the Company decided to resell the Master License. On April 1, 1997, MBE sold MBE-UK and the Master License rights to develop the MBE System in the United Kingdom and Ireland to a group of investors that includes owners of the Master License for Canada and other members of the MBE Network.

     The Company also inaugurated a new international service during FY97 with the creation of Global MailBox Express, L.L.C. ("GMBE"), a limited liability company, in which the Company has a 51% ownership interest. A 49% ownership interest is held by a worldwide courier consortium. GMBE provides worldwide mail and package forwarding through MBE Centers. MBE Global Mailbox, as this service is called, offers consumers outside the United States, including U.S. citizens living abroad, a fast, reliable system to receive U.S. mail, magazines, catalogs and products ordered from the U.S. Each customer is assigned an address at one of several hub sites in the U.S.; mail and packages received at the hub site are sorted and shipped to the appropriate country for delivery at MBE Centers. Shippers are relieved of the responsibility of completing the necessary paperwork and obtaining customs clearances, which duties are handled by MBE Global Express. This service is still in the early stages of its development.

NEW FRANCHISE MARKETING PROGRAMS

     Several new programs have been designed and implemented in an effort to assist the Company in achieving its goal of 5,000 MBE Centers worldwide by the year 2000. These programs include the Conversion Store Program, which targets potential independent operators in the industry to convert to an MBE franchise; the Host Store concept which locates MBE Centers within another retail environment; the Corporate Tour Program, in which potential franchise owners are invited to attend a tour of the Company's headquarters in San Diego and receive formal presentations by key departments; the introduction of the rural store program;
and the National Business Opportunity Month which involves national advertising and local area business opportunity seminars. The Company ended its VetFran Program in fiscal year ended April 30, 1995 ("FY95"), but continues to provide special financing to assist retired or discharged U.S. military personnel in purchasing an MBE franchise.

FRANCHISE AGREEMENTS AND FEES

     Each individual Franchise Owner in the United States enters into a franchise agreement with the Company. The individual franchise agreement requires payment of an initial franchise fee, which was $24,950 during FY97. The initial franchise fee was increased to $29,950, effective May 1, 1997. The initial franchise fee may vary for programs targeting specific markets, such as those encouraging the development of rural stores, or in cases where the Company is converting independent operators to MBE franchise owners or enabling successful franchise owners to purchase multiple franchises. In addition to the initial franchise fee, individual franchise owners are required to pay a monthly royalty equal to 5% of their gross revenues, excluding revenues derived from certain items having low profit margins, such as stamps, metered mail, and money transfers (including Western Union money orders), as to which the 5% royalty relates only to gross profit margins. In addition, under Franchise Agreements signed prior to approximately June 1, 1994, individual franchise owners were required to pay a common advertising fee of 2% of monthly gross revenues. One half, or 1% of those fees were used as a marketing fund by the Company for the development of advertising and marketing materials to increase sales at MBE Centers and to promote the MBE Network, and the other half were held by the Company for the benefit of the franchise network and disbursed to the local MBE advertising associations as matching funds for specific common advertising programs. By early FY95, over 85% of the MBE Franchise Owners had agreed to amend their franchise agreements to increase their advertising and marketing contributions by an additional 1.5% for the duration of a national advertising test program (the
National Media Fund or "NMF") that was scheduled to end November 30, 1996. In November 1995, a year early, the overwhelming majority of MBE Franchise Owners voted to make the NMF a permanent fund. The total marketing/media fees for the vast majority of the U.S MBE network now total 3.5% of gross revenues (as contrasted to 2% previously) and a portion of these funds amounting to 2.5% of gross revenues are contributed to the National Media Fund, which is discussed in more detail below. All new MBE individual Franchise Owners sign franchise agreements providing for marketing/media fees of 3.5% of gross revenues.

     The franchise agreement has an initial term of 10 years, and currently provides the Franchise Owner with an option to renew for additional 10-year terms upon the payment of franchise renewal fees. With the approval of the Company, the Franchise Owner has the right to sell the Center and to transfer and assign the franchise agreement. The Company has a right of first refusal to purchase the Center in the event of a proposed sale.

     The area franchise agreement requires an initial franchise fee based upon several factors, including population and other demographic factors in the designated geographic region. A
significant portion of the area franchise fee   up to 50% is often
financed by the Company under a promissory note at market rates of interest, with the note typically being paid over three to seven years.

     In addition to payment of the area franchise fee, Area Franchise Owners are also required to own and operate an MBE Center for which they pay the standard $29,950 individual franchise fee. After receiving training from the Company, the Area Franchisee assumes responsibility for individual franchise sales marketing, site selection, facility construction, in-store training and continuing local support of the individual Franchise Owners in the Area Franchisee's exclusive area. The Company believes the terms of the area franchise agreement provide the Area Franchisee with guidelines and incentives to develop and maintain good relationships with the individual Franchise Owners. By using the area franchising concept, the Company believes that it has achieved a more rapid growth rate than would have been possible if the Company were required to perform directly all of its franchise marketing and support services throughout the country.

     Forty percent of individual franchise fees from new franchise sales are paid as commissions to the Area Franchisee and the remaining 60% of such fees are retained by the Company. The individual franchise royalty fee of five percent is divided equally between the Company and the Area Franchisee. All franchise fees and royalties are initially paid directly to the Company, and the appropriate portion is then remitted to the Area Franchisee. For individual franchise centers in areas that have not yet been sold to an Area Franchisee, 100% of fees and royalties are retained by the Company. In certain cases, if the Company deems it financially prudent, the Company may elect to repurchase certain Area Franchises in which case all franchise fees and royalties relating to such areas will be retained by the Company.

     As of April 30, 1997, the Company was providing financing for approximately 60 Area Franchisees who met MBE's qualifying requirements. Generally, this financing is for approximately one-half of the value of the Area Franchise. In addition, the Company may elect to extend credit to qualified Area Franchisees to further develop their Areas. None of the Area Franchisees are affiliates of the Company, although the Company has in the past re-purchased several Area Franchises and may resell them or operate them as Company-owned Areas. In connection with the sale of new
 Area Franchises, the Company expects to continue its practice of financing a portion of the franchise fee for qualified Area Franchisees. In FY97 the Company continued to purchase selected areas from existing Area Franchisees. These purchases will provide the Company with the benefit of the full amount of royalties and the Company will not be required to share with any area franchisees, individual franchise fees from the sale of new franchises in those areas. The Company also resold selected areas during FY97.

PROGRAMS AND SERVICES IN SUPPORT OF FRANCHISEES

     Although the Company's franchise agreements contain provisions designed to help assure quality of operation, the Company has less control over franchise operations and personnel than it would if it owned and operated each MBE Center. See "Risk Factors - Lack of Control Over Franchises." Company, therefore, attempts to continuously improve and standardize the operating methods it recommends to its Franchise Owners. To this end, the Company offers the following programs and services to franchisees.

     Franchise Support and Learning Program. The Company's Learning Department currently offers individual Franchise Owner, Area Franchisee, and international licensee, learning programs at MBE University World Wide, San Diego campus ("MBEU-WW"). MBE University World Wide opened in August 1989 at the Company's offices in San Diego. The MBEU-WW curriculum focuses on small business management skills. Basic retail, computer, sales, telephone and customer service skills are taught in addition to business planning.

     The 18-day Franchise Owner Learning Program is mandatory for all new Franchise Owners, purchasers of existing centers (transferees), and franchisees converting from independent operations to MBE Centers. The 18-day Franchise Owner Learning Program currently consists of three days of observing operations in an MBE Center, ten days of on-campus instruction, and one week of field, hands-on training. Upon successful completion of the intensive learning program, a "Masters in Business Excellence" is awarded. The Company currently owns one MBE Center located in San Diego, California, which is used to test market new products and services. This Company Center may also be utilized for in-store work experience of new Franchise Owners who do not have an Area Franchise Owner.

     Software Development

     The Company has developed and continues to develop software programs designed to assist MBE franchise owners in the operation of their businesses and to reduce the volume of paper transactions. With MBEnetTM, a wide area network that links each MBE Center with every other MBE Center and the Company, each user is able to communicate in a paperless environment. A customized manifesting system has also been developed for use in each MBE Center to control the package handling and shipping operations. This manifesting system is updated regularly.

     In FY95, the Company developed a customized accounting system that automates the accounting functions of an MBE Center. The new customized accounting system was released during FY96 for use in MBE Centers. This accounting system was further refined and updated in FY97. In addition, during FY 96 and FY97, the Company redesigned its World Wide Web Internet "Home Page" site to facilitate communication between the Company and its Area Franchisees, Franchise Owners, Master Licensees, customers and investors. In FY97, the Company converted to a new internal accounting system which gives the Company added flexibility in managing its accounting needs.

     Product Marketing. The Company has developed a comprehensive advertising kit, which consists of a series of advertising copy artwork and similar promotional materials that can be combined by the Franchise Owner to create a wide variety of newspaper and magazine advertisements and flyers. In addition to the advertising kit, the Company has created radio and television advertisements, numerous pamphlets and flyers, and in-store posters for Franchise Owners. Advertising generated by Franchise Owners is reviewed by the Company to assure proper use of logos, trademarks and service marks. The Company uses a system of pilot field testing of products and marketing techniques to help improve sales and margins.
During FY96, a membership organization for small business owners and those working out of their homes was launched, Small Office Home Office AssociationTM (SOHOATM). The Company was a founding sponsor of the organization. During FY97 the Company decided to end its involvement with SOHOA and is currently exploring alternatives.

     National Media Fund. To finance the national advertising program, the Company established a National Media Fund in FY95. Under this program, which is now a part of the standard Franchise Agreement, each MBE Franchise Owner pays 3.5% of revenues subject to royalties to the fund. Of the 3.5%, 1% will continue to be used as a marketing fund, and 2.5% will be contributed to the National Media Fund to be used for national broadcast media advertising. This advertising is designed to target consumers, including small and home-based business operators, in order to increase MBE Center traffic and attract new customers. The fund is now a permanent program.

     National Account Clients. The Company has developed a National Account program in which both the customers and employees of corporations of all sizes can avail themselves of the services and products of participating MBE Centers across the country to obtain access to a large nationwide network of MBE Center locations. The Company currently has national account agreements with a number of major corporations, including Xerox, Hewlett-Packard, Canon U.S.A., Ricoh, Philips Consumer Electronics, Thomson Consumer Electronics, Insurance Express, Toshiba, and Mita Copystar. The services commonly offered are as follows:

     PACKING AND SHIPPING - Designed primarily to support the equipment maintenance and repair service industry, the program offers nationwide locations for customers and employees to drop off products to be packed and shipped for maintenance/repair and to receive the serviced products at MBE locations for pickup. This service also supports the needs of field technicians and sales representatives. The program adds significant value to the national accounts as an extension of their service organizations while supporting the need to consolidate operations and improve cost-efficiency.

     BUSINESS COMMUNICATIONS - Directed at financial institutions, such as insurance companies, major banks and credit card companies, the program offers a nationwide network of locations where customers and employees of these financial institutions may receive, review, sign and return documents at a conveniently located MBE Center.

     MERCHANDISE RECEIVING AND PRODUCT DISTRIBUTION - Directed at the catalog and mail order industries, this program offers nationwide locations for customers who want to use a local MBE Center to receive parcels and hold them for pickup.

     MBE CORPORATE CARDS FOR OFF-SITE OFFICE NEEDS: TOTAL SERVICES PROGRAM ("TSP") - Targeted at companies with large field technical and/or sales organizations, the program offers a logistics and off-site office network and is also designed to support the office and postal needs of the corporate employee operating out of a home office. The MBE "TSP" corporate card authorizes national account client employees to purchase products and services at MBE Centers nationwide under national contract pricing, standardized procedures and centralized billing. Companies such as Hewlett-Packard, Motorola, Armstrong, and LDDS/Worldcom have signed up with the MBE
     TSP card, recognizing the potential of the program to increase productivity and improve cost-efficiency.

COPYRIGHT, TRADEMARKS, SERVICES MARKS

     The Company believes that proprietary rights have been and will continue to be important in enabling it to compete. The Company is the owner of federal and, where appropriate, state registered trademarks and servicemarks, which include Mail Boxes Etc. , Mail Boxes Etc. USA , MBE , Minute Mail , MBE and Square Globe Design , The Post Office Alternative , Money Back Express , Minutemail , Big Or Small, We Ship It All , Making Business Easier, The Total Shipping Solution, It's Not What We Do, It's How We
Do It; We're The Biggest Because We Do It Right; and TicketNet . The Company has also developed various symbols or icons representing MBE services and has obtained copyright registration for many of those symbols. The Company filed for trademark registration for the servicemark No Limit ShippingTM, and plans to file for trademark protection for other marks as developed. The Company is aware of a few limited geographic areas in which the use of the Mail Boxes Etc. name by others apparently predates the Company's rights, but does not consider such areas material to the future expansion of the Company's business. The Company has also applied for registration in foreign countries where it has expanded and plans to expand the MBE Network. In Canada, the Canada Post Corporation is opposing the Company's registration of its trademarks. The Company has instructed its Canadian trademark counsel to resist the opposition and proceed with the registration efforts. See "Risk Factors - Copyrights, Trademarks and Service Marks," below.

EMPLOYEES

     As of June 30, 1997, the Company employed approximately 244 full time regular and 21 contract employees.

RISK FACTORS

     This Report contains forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Reference is made in particular to the description of the Company's plans and objectives for future operations, assumptions underlying such plans and objectives and other forward-looking statements included in this section, "Item 1-Business," "Item 7-Management's Discussion and Analysis of Financial Condition and Results of Operations," and in other places in this Report. Such statements may be identified by the use of forward-looking terminology such as "may," "will," "expect," "believe," "estimate," "anticipate," "intend," "continue" or similar terms, variations of such terms or the negative of such terms. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties which could cause actual results to differ materially from those described in the forward-looking statements. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with respect thereto or any change in events, conditions or circumstances on which any such statement is based. Factors that could cause such results to differ materially from those described in the forward-looking statements include those set forth below.

     New Management. The operating results of any company are heavily dependent upon the efforts and success of its senior management team. In the past 12 months, the Company's senior management team has undergone major changes, with the addition of a new President and Chief Operating Officer and a number of other members of senior management, some of whom have been with the Company for fewer than six months. Moreover, the Company's
Chief Executive Officer, who has led the Company from its inception 17 years ago, is expected to retire shortly. While the Company has great confidence in its current senior management team, the Company is subject to certain risks associated with a new management structure, including, among others, risks relating to employee and franchise relations, managerial efficiency and effectiveness and overall familiarity with MBE's business and operations.

     Reliance on a Key Vendor. The Company estimates that nearly 40% of the gross sales of a typical MBE Center in the United States are attributable to services provided by United Parcel Service ("UPS"). In addition, the Company estimates that over 90% of general ground shipping from MBE Centers in the United States is done through UPS. As such, UPS is a key vendor for the MBE Network. If UPS were to raise its prices to the MBE Network or otherwise materially adversely change the terms on which it does business with the MBE Network the revenues of the MBE Network could be materially and adversely affected.

     Lack of Control Over Franchise. As is true of the franchising industry generally, the Company is limited in the amount of control it may exercise over its licensed franchisees. In the United States, only one of the MBE Centers is Company-owned; the remainder of the MBE Centers are owned and operated by franchisees licensed directly by MBE. Outside of the United States, all of the MBE Centers are owned and operated by MBE's Master Licensees or Franchisees licensed by MBE's Master Licensees. This lack of direct control by MBE may limit MBE's ability to, among other things, launch "pilot" or test programs, introduce new goods and services, establish system wide purchasing programs, and generally change the image or focus of the MBE system in the future. The Company's inability to take any of such actions in the future could have a material adverse effect on its business and results of operations.

     Fluctuations in Operating Results. The Company's operating results are affected by a wide variety of factors that could materially and adversely affect its revenues and profitability, including factors pertaining to (i) customer demand; (ii) general economic conditions in the retail industry and in countries in which the Company's franchisees and master licensees do business;
(iii) competition (see "Competition," below); (iv) fluctuations in foreign currency exchange rates and the possibility that one or more master licensees may experience high rates of inflation or currency crises in their respective countries; (v) new product development, such as increased research, development and marketing expenses associated with new product introductions and risks associated with customer acceptance (see also "New Products and Services" below); and (vi) sales marketing risks, including the risk that the Company will be unable to continue selling franchises at current or historic levels.

     Competition. The businesses in which MBE operates are highly competitive. MBE experiences competition from several sources. Direct competition comes from other national chains and independents and from specialty service providers, such as copy centers, quick print centers and office supply companies. There is also growing competition from the United States Postal Service as it attempts to compete against MBE Centers with its postal service centers located in shopping centers and other locations. MBE is attempting to respond to these competitive challenges on several fronts. MBE is continuing to explore ways of adding additional profit centers, such as color copying, "No-Limit Shipping", long distance phone services, Internet access, and continued expansion of the Company's national accounts programs. MBE is also attempting to strengthen its already strong customer service image by encouraging centers to extend their hours to meet growing customer demands. Finally, MBE provides ongoing training and educational programs for its franchise owners that cover topics ranging from customer service to marketing products to new and existing customers. MBE believes that these programs, combined with its national television advertising program, will enable it to compete more effectively in a competitive world market. However, there can be no assurance that these programs will prove beneficial or that MBE ultimately will be able to compete effectively in the markets in which it currently operates or in which it may operate in the future. See "New Products and Services,"below.

     Governmental Regulation. The FTC has adopted a rule that requires franchisors to make certain disclosures to prospective franchise owners prior to the offer or sale of franchises. This rule requires, among other things, the disclosure of information necessary for a prospective franchise owner to make an informed decision as to whether to enter into a franchise relationship and requires disclosure of the circumstances in which franchisors may make predictions on future sales, income and profits. Failure to comply with this rule constitutes an unfair or deceptive act or practice under the Federal Trade Commission Act (the "FTC Act"). Violators of the rule are subject to civil penalty actions brought by the FTC of up to $10,000 per violation. In addition, the FTC may bring an action in federal or state court for damages on behalf of franchisees. The Company believes that it has complied with rules adopted by the FTC that are applicable to its offer and sale of franchises. The Company is not aware of any pending or threatened FTC proceedings alleging any failure by the Company to comply with the FTC Act. However, no assurance can be given that such a proceeding will not be commenced in the future. Any such proceeding against the Company, were it to be commenced, could result in significant expense to the Company and diversion of management's time and effort, which could have a material adverse effect on the Company.

     Numerous states have adopted laws regulating franchise operations and the franchisor-franchisee relationship, and similar legislation has been proposed in the U.S. Congress and several other states. Existing state laws impose various filing and disclosure requirements in connection with the offer and sale of franchises and regulate the establishment and termination of, and provide remedies respecting, franchise relationships.
These laws generally apply to both MBE's area and individual franchises. In addition, some states may bring either civil or criminal proceedings against a franchisor for violations of state law. Other than a pending investigation by the Florida Attorney General's Office, which investigated the Company's franchise practices several years ago and has not formally closed the investigation, the Company is not aware of any pending or threatened state proceedings alleging any failure by the Company to comply with these state laws nor is the Company aware of any basis for such proceedings. However, no assurance can be given that such proceedings will not be commenced in the future. Any such proceeding against the Company, were it to be commenced, could result in significant expense to the Company and diversion of management's time and effort, which could have a material adverse effect on the Company.

     Violation of state franchise laws can also result in various remedies for franchisees, including a right to rescind the franchise agreement and obtain restitution of amounts paid and a right to sue for damages. As of the date hereof, the Company is subject to pending actions brought by various of its current and former franchisees alleging, among other things, violations by the
Company of state franchise laws.   See "Legal Proceedings," below.
No assurance can be given that such actions will not have a material adverse effect on the Company.

     Legal Proceedings. As of the date hereof, MBE is subject to various pending lawsuits from its individual franchisees and former employees and anticipates that it may become subject to lawsuits and claims involving certain master licensees outside the U.S. While MBE intends to defend vigorously these actions, the Company is unable to make a meaningful estimate of the amount or range of loss that could result from an unfavorable outcome of all pending litigation, such as the impact of litigation or settlement costs on MBE's results of operations for any particular period. No assurance can be given that the pending litigation, or any future litigation to which the Company may become subject, will not have a material adverse effect on the Company. See "Governmental Regulations."

     Copyrights, Trademarks, and Service Marks. MBE believes that proprietary rights have been and will continue to be important in enabling it to compete. MBE is the owner of federal and, where appropriate, state registered trademarks and service marks, which include "Mail Boxes Etc.", "Mail Boxes Etc. USA", "MBE", "Minute Mail", "The Post Office Alternative", "MBE and Square Globe Design", "Money Back Express", "Big or Small, We Ship It All", "Making Business Easier", "TicketNet", "It's Not What We Do, It's How We Do It" and "We're the Biggest Because We Do It Right." MBE has also developed various symbols or icons representing MBE services and has obtained copyright registration for may of those symbols. MBE has filed for registration for the service mark "No Limit Shipping". MBE has also applied for registration of one or more of its marks in foreign countries where it has expanded and plans to expand. MBE plans to file for trademark protection for other marks if and when they may be developed. However, no assurance can be given that MBE will develop any new marks or that any of MBE's pending or future applications for foreign or domestic trademark protection will ultimately be approved by the applicable government authorities.

     MBE may be involved from time to time in litigation to determine the enforceability, scope and validity of proprietary rights. Any such litigation could result in substantial cost to MBE and diversion of effort by MBE's management. No assurance can be given that any such litigation, if commenced, would be resolved in a manner favorable to MBE or that MBE will otherwise be successful in protecting or establishing the validity of proprietary rights.

     MBE is aware of a few limited geographic areas in which the use of the "Mail Boxes Etc." name or variations thereof by others apparently predates MBE's rights. No assurance can be given that such areas will not be material to the future expansion of MBE's business. In Canada, where there are approximately 200 MBE centers, the Canada Post Corporation ("CPC"), a crown corporation of the Canadian government, has opposed MBE's trademark filings since the original applications were filed in approximately 1987. CPC has informed MBE that it believes that it has exclusive trademark rights to the words "mail" and "post" under applicable Canadian law. In recent rulings, the Canadian trademark office has denied several of MBE's trademark applications on the basis of CPC's opposition thereto. MBE is currently in negotiations with CPC regarding the use of MBE's trademarks in Canada. However, no assurance can be given as to the ultimate outcome of these negotiations or as to MBE's ability ultimately to obtain satisfactory trademark protection in Canada.

     New Products and Services. The Company believes that, in order to remain competitive in the business services, communications and postal business sectors, it will be necessary to successfully develop and introduce new products and services. In the past, the Company has successfully developed and introduced a number of innovative products and services, such as color copying, "No Limit Shipping", and its national accounts program.
However, there can be no assurance that the Company will be able to develop or introduce successfully any new products or services in the future. The Company's inability to develop and introduce new products and services could cause the Company to lose market share and impair its competitiveness, which would materially and adversely affect the Company's operations and financial performance.

     International Expansion and Development. An integral part of the Company's future expansion plans includes continued international expansion through the sale of new master licenses and by assisting in the development of existing master licensees. As of April 1, 1997, there were 530 franchised MBE Centers operating outside of the United States, and master licenses had been sold to develop the MBE system in over 50 countries. The international expansion of the MBE franchise system entails, in addition to the risks described above, substantial risks relating to currency exchange rates; new and different legal, regulatory and competitive requirements; difficulties in attracting and supporting qualified entrepreneurs who can adapt the MBE system to local markets and simultaneously build a franchise system; risks that the master licensees in the various international markets could fail in their performance and attract litigation from their franchisees or suppliers; and other factors. There can be no assurance that the Company will be successful in managing these risks or in achieving any desired international expansion of the MBE franchise system.

Merger Transaction With U.S. Office Products Company

     On May 22, 1997, MBE entered into an Agreement and Plan of Merger (the "Merger Agreement") with U.S. Office Products Company ("USOP"), pursuant to which a newly-formed, wholly-owned subsidiary of USOP will be merged (the "Merger") with and into MBE, with MBE to be the surviving corporation. Once the Merger is completed, MBE will be a wholly-owned subsidiary of USOP.

     Under the Merger Agreement, USOP will exchange one share of its common stock for each share of MBE's common stock (the "MBE Common Stock"), subject to certain conditions and adjustments as provided in the Merger Agreement. Upon the closing of the Merger, each outstanding and unexercised option to purchase shares of MBE Common Stock will be assumed by USOP. Each such assumed option will entitle the holder to purchase the same number of shares of USOP Common Stock as the number of MBE shares that could be purchased under the option, subject to adjustment as provided in the Merger Agreement. Such assumed option will otherwise have substantially the same terms and conditions as the option to which it is related, including the same vesting schedule (other than to the extent accelerated pursuant to the terms of such option or in accordance with the terms of any employment agreements existing as of the date of the Merger Agreement).

     Consummation of the Merger is subject to certain conditions, including the approval of the principal terms of the transaction by the MBE shareholders. Certain major shareholders of MBE beneficially owning, as of June 30, 1997, approximately 34% of the outstanding shares of MBE Common Stock have executed and delivered voting agreements to USOP obligating these shareholders, among other things, to vote their shares of MBE Common Stock in favor of the Merger. These agreements terminate if the Merger Agreement is terminated.

     Consummation of the Merger is also subject to compliance with the Hart-Scott-Rodino Improvements Act of 1976, as amended (the "HSR Act"). Under the HSR Act, the Merger may not be completed until notifications have been given and certain information has been furnished to the FTC and the Antitrust Division of the U.S. Department of Justice (the "Antitrust Division") and specified waiting period requirements have been satisfied. USOP and MBE filed notification and report forms under the HSR Act with the FTC and the Antitrust Division on June 20, 1997. On July 3, 1997, the FTC informed MBE and USOP that, as of that date, the FTC and the Antitrust Division had granted early termination of the waiting period. Based on currently available information, MBE and USOP believe that the Merger can be effected in compliance with federal and sate antitrust laws. However, there can be no assurance that a challenge to the completion of the Merger on antitrust grounds will not be made or that, if such challenge were made, USOP and MBE would prevail or would not be required to accept certain conditions, including the divestitures of certain assets, in order to complete the Merger.

     Except for the expected retirement of the Company's CEO shortly after the Merger is consummated, there are no immediate changes expected to the Company's current management structure or operations. MBE's headquarters will remain in San Diego.

     For a more complete description of the Merger Agreement and the Merger, shareholders should consult the Proxy
Statement/Prospectus to be separately mailed to them after the date hereof.

     USOP is a supplier of a broad range of office and educational products and business services to corporate, commercial, industrial and educational customers. USOP is a publicly traded company (NASDAQ: OFIS); its initial public offering was completed in February 1995. USOP has completed more than 165 acquisitions since its inception on October 25, 1994. USOP operates in the United States, Australia, New Zealand, Canada and the United Kingdom, selling a full range of more than 34,000 office and educational products to its customers, and currently has over 18,000 employees. It has annualized sales of approximately $3.4 billion.

ITEM 2 : PROPERTIES

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

     The Company leases a warehouse and one storage facility which provide approximately 10,000 square feet. The Company pays a base rent of $3,975, subject to annual formula increases, for the warehouse and storage facility.

ITEM 3 : LEGAL PROCEEDINGS

     The Company has become subject to various lawsuits and claims from its franchisees and former employees in the course of conducting its business. Although no assurance can be given as to the outcome of any pending litigation or its affect on the Company, management believes that the ultimate outcome of all pending litigation should not have a material adverse effect on the Company's financial condition or liquidity.

ITEM 4 : SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 1997.


                             PART II

ITEM 5 :  MARKET FOR THE REGISTRANT'S COMMON EQUITY
          AND RELATED SHAREHOLDER MATTERS


     The Company's Common Stock is traded on the Nasdaq National Market. The following table sets forth the range of high and low sales prices for the Common Stock, as reported on the Nasdaq National Market, for each quarterly period from the beginning of the first quarter of FY96 through April 30, 1997. Such prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

                            FY97             FY96
                        ----------------------------
     QUARTER            HIGH     LOW      HIGH     LOW
     First            $23.75  $16.50    $12.81  $ 8.25
     Second            25.88   19.00     14.38   11.63
     Third             24.31   18.75     15.75   12.38
     Fourth            23.25   17.63     18.88   12.50

     The number of record holders of the Company's Common Stock as of June 30, 1997 (not including beneficial owners holding shares in nominee accounts) was approximately 700. The Company has entered into a Merger Agreement with USOP pursuant to which USOP will acquire all of the outstanding capital stock of the Company. See "Item 1 - Business."

     To date, the Company has not declared or paid any cash dividends on its Common Stock and does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6  :  SELECTED FINANCIAL INFORMATION

                                                                  Fiscal Years Ended April 30,
                                                        1997       1996       1995       1994       1993
                                                     ---------------------------------------------------
Revenues:                                                     (In thousands, except per share data)
   Royalty and marketing fees                        $35,254    $30,947    $24,673    $19,972    $15,935
   Franchise fees                                      9,915      8,557      8,670      7,837      9,790
   Sales of supplies and equipment                    12,775     10,839     10,020     10,820      9,416
   Interest income on leases and other                 8,687      6,975      5,424      3,972      4,063
   Company centers                                     1,206      1,789      1,564      1,059      1,051
                                                     -------    -------    -------    -------    -------
              Total revenues                          67,837     59,107     50,351     43,660     40,255

Costs and Expenses:
   Franchise operations                               18,463     14,881     12,506     10,480      8,484
   Franchise development                               6,383      5,883      5,090      3,896      4,077
   Cost of supplies and equipment                      9,585      8,465      7,915      8,914      7,697
   Marketing                                           6,219      4,068      4,630      3,713      3,112
   Administration                                      9,060     10,293      7,878      6,105      4,776
   Company centers                                     1,265      1,842      1,598      1,026      1,019
   Litigation settlement expenses                      5,000
                                                     -------    -------    -------    -------    -------
               Total cost and expense                 55,975     45,432     39,617     34,134     29,165

Interest on investments and other                        963        674        447        642        509
                                                     -------    -------    -------    -------    -------
Income before taxes                                   12,825     14,349     11,181     10,168     11,599

Provisions for income taxes                            4,834      5,620      4,411      4,136      4,716
                                                     -------    -------    -------    -------    -------

NET INCOME                                            $7,991    $ 8,729     $ 6,770    $ 6,032    $ 6,883
                                                     =======    =======    ========   ========   ========

NET INCOME PER SHARE                                   $0.68     $ 0.77       $0.60     $ 0.49      $0.56
                                                     =======    =======    ========   ========   ========

Balance sheet date at April 30:
   Total assets                                      $85,675    $75,766     $64,294    $55,211    $56,178
   Long-term debt                                      3,916      1,402       1,337       ---        ---
   Shareholders' equity                               71,138     61,363      52,145     50,115     49,508
   Working capital                                    41,235     33,143      22,565     24,102     26,674

                                                                  Fiscal Years Ended April 30,
                                                     --------------------------------------------------
Operating Data                                          1997       1996       1995       1994       1993
Domestic Centers
   MBE Centers opened                                    296        281        264        305        333
   MBE Centers leaving  system                            33         23         25         17         16
   MBE Centers closed                                     41         36         26         20         25
   MBE Centers operating                               2,822      2,600      2,378      2,165      1,897

                                                                  Fiscal Years Ended April 30,
                                                     ---------------------------------------------------
Operating Data                                          1997       1996       1995       1994       1993
International Centers
   MBE Centers opened                                     97        136        114        113         70
   MBE Centers closed                                     16         14          2          6          1
   MBE Centers operating *                               530        449        327        215        108

* These centers are under different arrangements than the domestic centers for the payment of franchise fees and royalties to the master licensees and MBE



ITEM 7 :  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the financial statements of the Company and related notes thereto appearing elsewhere in this report, and is qualified in its entirety by the same and by other more detailed information appearing elsewhere in this report.

Overview

     MBE continued to grow its business at a robust rate during FY97. Individual domestic franchise sales for the fiscal year reached 320, which is the second-highest number of franchise sales ever recorded by the Company for a fiscal year. Revenue grew to an all-time high, and, excluding a one-time charge relating to the Company's settlement of certain franchisee litigation, net income and net income per share would have grown to all-time highs during FY97. In the second quarter of FY97, MBE agreed to settle a long-standing franchisee lawsuit brought by 33 former franchise owners and one current franchisee. This settlement resulted in a net after-tax charge of approximately $3.1 million, or approximately $.26 per share.

     During FY97, the MBE Network grew to a total of 3,352 centers worldwide (2,822 in the U.S. and 530 internationally). This helped propel royalty and marketing fee growth of 14% for the year. Recurring revenues, of which royalties and marketing fees are the primary component, increased to about 70% of total revenues, up from 69% in FY96.

     MBE continued to record strong individual center sales in the U.S., with 320 new franchises sold compared to 287 for FY96. Management continues to make increasing domestic franchise sales a top priority, but cautions that market factors plus the saturation of a few key markets may make this a challenging process.

     Revenues

     Total revenues for FY97 increased by approximately $8.7 million, or approximately 15%, to $67.8 million, from $59.1 million for FY96. Total revenues for FY96 represented a 17% increase from the $50.4 million recorded for FY95. As is more fully described below, the FY97 and FY96 revenue growth resulted primarily from an increase during those fiscal years in royalty and marketing fees, which resulted from year-over-year increases in same-store sales and in the number of centers in the MBE system.

     Royalty and Marketing Fees. Revenues from royalty and marketing fees increased in FY97 by approximately $4.3 million, or 14%, to about $35.3 million, compared with $30.9 million for FY96. FY96 Royalty and marketing fees represented a 25% increase over the $24.7 million in such fees recorded for FY95. The increases recorded in FY97 and FY96 were the result of growth of the MBE network through the opening of 393 individual centers in FY97 and 417 centers in FY96 (including 296 and 281 new domestic centers opened in FY97 and FY96, respectively) and increases of 8.4% and 16% in domestic existing store sales for FY97 and FY96 respectively. It is anticipated that same store sales will increase by 6% to 10% during FY98.

     The increase in royalty and marketing fees attributable to new and existing MBE centers for each of FY97, FY96, and FY95 is as follows:

                                   FY97      FY96      FY95
                                        (In thousands)
                                 --------------------------
Centers open less than 1 year    $1,706    $1,686    $1,450
Centers open more than 1 year    $2,599    $4,588    $3,252

     Total                       $4,305    $6,274    $4,702

     Royalty and marketing fees accounted for 52% of MBE's total revenues during each of FY97 and FY96 and 49% during FY95. These revenues are somewhat seasonal in that the month of December generates about twice as much royalty and marketing fees as do the other months. As described more fully under the heading "Risk Factors" above, and in Note 12 to the Company's financial statements, the typical MBE center generates nearly 40% of its gross sales and almost 50% of its subject-to-royalty income from selling UPS services, which makes UPS services, a very important part of MBE's business. Royalty revenues from foreign operations are not yet material, accounting for less than 1% of MBE's total royalty and marketing fees.

     Franchise Fees. Total franchise fees, which consist of individual, area, renewal and master license sales, increased by approximately $1.4 million, or 16%, to $9.9 million in FY97, compared with approximately $8.6 million in FY96. The FY96 total for franchise fees represented approximately a 1% decrease from the $8.7 million in franchise fees recorded for FY95. The following table shows the number of domestic and international individual franchise sales recorded during each of the last three fiscal years.

     MBE anticipates that domestic individual franchise sales will be above 300 for FY98 and that international individual franchise sales will exceed 100 in FY98.

                                           FY97      FY96      FY95
                                           ------------------------
Domestic individual franchise sales         320       287       312

International individual franchise sales     84       151       148

     Domestic individual center franchise fees were up by 13% during FY97 and were down by 6% during FY96. The increase during FY97 reflects the fact that 33 more franchises were sold in FY97 than in FY96. The decrease during FY96 resulted because 25 fewer franchises were sold. Neither international master license sales nor international franchise sales were strong during FY97. MBE has strengthened its international sales staff in an effort to boost master license and center sales internationally. Over the next several years, the Company intends to focus on the sale of new master licenses to about a dozen targeted countries and to further focus its efforts on consolidation and development of the master licenses currently in existence. MBE does not, however, believe that master license sales will be a significant source of revenue during FY98 and beyond or that the timing of these sales will be predictable. The lead time from the initiation of contact to closure of a master license sale can vary from a few months to several years. Master license sales were not a significant source of revenue during FY97 or FY96.

     Sales of Supplies and Equipment. Sales of supplies and equipment increased by slightly more than $1.9 million, or about 18%, to nearly $12.8 million in FY97, compared with the $10.8 million in such sales recorded for FY96. The FY96 total represented an 8% increase over the $10.0 million in revenues from sales of supplies and equipment recorded for FY95. The margin for these sales was 25% in FY97, 22% in FY96 and 21% in FY95.
These sales increased because of the year-over-year increase in the number of new MBE centers opened (296 in FY97 versus 281 in FY96 versus 264 in FY95). The sales margin improved because of a more favorable sales mix in each year.

     Interest Income on Equipment, Leases and Other Income. Interest income on equipment leases and other income increased by about $1.7 million, or 25%, to $8.7 million in FY 1997, compared with approximately $7.0 million recorded for FY96. The FY96 total represented a 29% increase from the $5.4 million in these revenues recorded for FY95. The components of this revenue category include interest income earned on leases and notes, finance charges, late fees, and various administrative fees. The FY97 and FY96 increases resulted from additional financing programs made available to franchisees, the sale of MBEnet software to the network and other added service revenues. In addition, the administrative fees on national vendor contracts increase as the transaction volumes increase and this is expected to continue.

     Company Centers' Revenues. Company centers' revenues declined by approximately $583 thousand, or 33%, to $1.2 million in FY97 compared with $1.8 million in such revenues for FY96. The FY96 figure represented a 14% increase in these revenues over the comparable FY95 figure. The decline in FY97 revenues was as a result of the sale of one of the Company Centers.
At the end of FY97, the Company owned and operated only one Company Center. The combined operating margin for the Company Centers was negative in both FY97 and FY96. Company Centers serve as test sites for new products and ideas and are used to train Company employees and new franchisees. The primary objective of a Company Center is to develop and test new products and services, and accordingly, their operating expenses are higher and more volatile than might be experienced from a typical franchisee owned and operated Center.


     Costs and Expenses

     Total costs and expenses increased by $10.5 million, or 23%, to nearly $56.0 million in FY97, compared to $45.4 million for FY96. The FY96 figure represented a 15% increase over the comparable figure for FY95. These expenses for FY97 included the $5 million litigation settlement. See "Overview," above. Excluding the charge relating to the settlement, the increase in total costs and expenses for FY97 would have been 12% over the FY96 total. Costs and expenses were 83% of revenues during FY97 and approximately 77% during FY96. Without the litigation settlement, total costs and expenses would have been approximately 75% of revenues during FY97.

     Franchise operations expenses. Franchise operations expenses, which are incurred to provide operational support to the network, increased by $3.6 million, or 24% in FY97, and by $2.4 million, or 19%, in FY96. These expenses include royalties paid to area franchisees to support the network and will generally increase as the network's royalty revenues increase. During FY97 franchise operations expenses grew more rapidly than royalty revenues because of management's decision to devote more resources to this part of the business. This trend can expected to continue in the future.

     Franchise development expenses. Franchise development expenses increased by $.5 million, or 8%, during FY97 and by nearly $.8 million, or 16% during FY96. The smaller increase during FY97 resulted from organizational changes made at the beginning of the year, but management expects that these expenses will increase as the network grows.

     Marketing expenses. Marketing expenses increased by $2.2 million, or 53%, in FY97 and decreased by $5.6 million, or 12% during FY96. The significant increase in FY97 was due to an increase in sales advertising and convention costs. Management believes that these expenses will continue to grow as the network grows. The decrease during FY96 was principally the result of MBE not making a contribution to the National Media Fund as it did in FY95.

     A portion of the Company's marketing expenses are devoted to developing new products and services and marketing these to new, national clients. During the last three fiscal years (FY97, FY96 and FY95) the Company spent $1.1 million, $.9 million and $1.1 million, respectively, on these efforts.

     General and administrative expenses. General and administrative expenses decreased by nearly $1.2 million, or 12%, during FY97 and increased by 2.4 million, or 31%, during FY96.
The increase in FY96 was primarily due to increases in bad debt reserves and in litigation expenses. The Company anticipates that these expenses will continue to increase as the domestic and international network grows. Substantial one-time, non-recurring Merger-related expenses are currently expected to be incurred in the first and second quarter of FY98.

     The Company's effective tax rates were 37.7% in FY97, 39.2% in FY96 and 39.5% in FY95. The decrease in the Company's effective tax rate from FY96 to FY97 resulted primarily from the implementation of state income tax planning strategies.

     Net Income and Income Per Share

     Net income decreased by $.7 million, or 8%, to approximately $8.0 million in FY97, compared with net income of $8.7 million in FY96. In FY96 net income increased by $2.0 million up from $6.8 million. Net income per share for FY97 was $.68 per share, a 12% decrease over FY96 net income per share of $.77. Net income per share for FY96 represented a 28% increase over net income per share for FY95. The FY97 decrease in net income and net income per share was caused principally by the $3.1 million net after-tax litigation settlement described above. Excluding the charge relating to this settlement, net income would have increased by 26% and earnings-per-share would have increased by 22%.

     Liquidity and Capital Resources

     At the end of FY97, the Company had $4.0 million in cash and cash equivalents and $27.3 million in short-term investments. Cash and cash equivalents increased by nearly $2.6 million during FY97. Operating activities provided slightly more than $5.9 million.
The net cash flow provided from financing activities was $.5 million. Investing activities, consisting largely of the net purchase of short-term investments, used approximately $3.8 million.

     The following table summarizes MBE's cash and working capital position as of the end of the three most recently completed fiscal years:

                                           FY97      FY96      FY95
                                                (In thousands)
                                        ---------------------------
     Cash and short-term investments    $31,334   $23,241   $10,428
     Working capital                    $41,235   $33,143   $22,565

     During the second quarter of FY95, the Company obtained a $7 million line of credit from a bank. At the end of FY97, MBE was using approximately $250 thousand under such line of credit to advance funds to the franchisees' National Media Fund ("NMF") for advance media advertising purchases. See "Item 1-Business - Programs and Services in Support of Franchisees - National Media Fund." Interest at the rate of 6.81% per annum on this advance is paid out of the National Media Fund, which also supplies funds for the repayment of the loan. MBE is primarily liable for funds advanced under the line of credit and plans to continue using this line of credit in the future for NMF advances.

     As in past years, the Company's primary use of cash in operations during FY97 was to finance the growth and expansion of the network, both domestically and internationally. For example, MBE uses cash to finance the purchase of equipment by new franchisees and makes loans to existing franchisees to purchase multiple centers. The Company has elected to finance this expansion internally because it believes it receives a higher return than can be achieved from alternative investments. Management will, however, seek to obtain external financing for network growth and expansion as appropriate. No assurance can be given, however, that such financing will be available to the Company on terms deemed acceptable to the Company or on any terms.

     The Company believes that it has adequate financial resources for its projected near- and long-term operating requirements, including all Merger-related costs, should the Merger be consummated.

ITEM 8  :  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and related financial information required to be filed hereunder are indexed on Page F.1 of this Report and are incorporated herein by reference.

ITEM 9 : CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
          ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                             PART III

ITEM 10 : DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

     Information concerning members of the Board of Directors of the Registrant is set forth below.

Anthony W. DeSio, 67, was elected Chairman Emeritus of the Board of Directors of Mail Boxes Etc. in June 1997. He was elected Vice Chairman of the Board in May 1990, and has been a director and Chief Executive Officer of Mail Boxes Etc. since November 1983. Prior to that time, he was employed at The Brokerage, a San Diego business brokerage firm. Mr. DeSio has held various management positions with Linkabit Corporation, Western Union, General Electric Company and Lockheed Aircraft Corporation. He spent two years in Washington, D.C., as a Presidential interchange executive assigned to the Executive Office of the President of the United States. Anthony DeSio is the brother of Robert DeSio.

Michael Dooling, 52, was elected Chairman of the Board of Directors of Mail Boxes Etc. in May 1990. He has been a director since
August 1987 and was elected Vice Chairman of the Board in August 1988. Mr. Dooling has been the General Partner of Jacaranda Partners, an investment partnership, since January 1987.

James H. Amos, Jr., 51, was elected to the Board of Directors in February 1997. He was appointed President and Chief Operating Officer of Mail Boxes Etc. in October 1996. Prior to that time he was President and Chief Executive Officer of The Brice Group in Dallas, Texas. Mr. Amos has held various management positions with Insty Prints, Arby's, I Can't Believe It's Yogurt, and the U.S. Chamber of Commerce. Mr. Amos is a former Marine Corps officer and a veteran of two combat tours in Vietnam where he received twelve decorations, including the Purple Heart. Mr. Amos serves on the Board of Directors of the International Franchise Association and The Zig Ziglar Corporation. Mr. Amos received his degree in Political Science from the University of Missouri at Columbia.

Robert J. DeSio, 62, has been a Director of Mail Boxes Etc. since July 1985 and is also currently Vice President of Franchise Relations for the Company. Mr. DeSio joined the Company in January 1983 and owned and/or operated three MBE Service Center franchises in San Diego County. Since 1983, Mr. DeSio has served as Vice President of Operations, Vice President of Franchise Support, Vice President of Franchise Services, and Vice President of Training and Communications. Mr. DeSio has been in management of retail stores for over 30 years. Robert DeSio is the brother of Anthony DeSio.

Joel Rossman, 44, was elected to the Board of Directors in August 1995. He is Vice President of Business Development at United Parcel Service of America (UPS), which he joined in 1970. Mr. Rossman has held various operational assignments at UPS, including District Sales Manager and Director of Business Development in the Company's Asia Pacific Region.

James F. Kelly, 59, has been a Director of Mail Boxes Etc. since January 1986. Mr. Kelly is Chairman and Chief Executive Officer of Kelly, Anderson, Pethick & Associates, Inc., a Washington, D.C. based management consulting firm. Prior to founding his management consulting firm in July 1984, Mr. Kelly served five years as Deputy Associate Director of the U.S. Office of Management and Budget (OMB) and five years as Director of Administrative Management Policy at the U.S. Department of Interior.

Daniel L. La Marche, 68, has been a director of Mail Boxes Etc. since August 1985. Prior to joining the Company, Mr. La Marche served 15 years as President and Chief Executive Officer of American Malleable Castings of Marion, Ohio ("AMC"), resigning from that Company in 1985. Mr. La Marche was a Vice President and Secretary at Mail Boxes Etc. from 1985 to 1986. From 1986 through 1990, Mr. La Marche was president and chief executive officer of Integrated Marketing and Insurance Services, located in San Diego, California, and since January 1991, has been acting as a consultant to that firm.

Harry Casari, 61, was elected to the Board in August 1995. Mr. Casari is a CPA and private investor and he was a partner at Ernst & Young LLP until his retirement in September 1994. Mr. Casari was associated with Ernst & Young for over 25 years. Mr. Casari is currently on the board of directors of Infrasonics, Inc., Cohu, Inc., and ReadiCare, Inc., all of which are publicly traded companies located in California.

                      Executive Officers
     The executive officers of the Company are as follows:

     Name                    Age   Position
-------------------------    ---   -----------------------------
Anthony W. DeSio              67   Vice Chairman of the Board of
                                   Directors and Chief Executive
                                   Officer

James H. Amos, Jr.            51   President and Chief
                                   Operating Officer and Director

David M. Bennett              52   Executive Vice President

Robert J. DeSio               62   Vice President - Franchise
                                   Relations and Director

Gary S. Grahn                 53   Sr. Vice President -
                                   Finance and Administration
                                   and Chief Financial Officer

Thomas K. Herskowitz          52   Sr. Vice President -
                                   Development

Peter D. Holt                 39   Vice President -
                                   International

Bruce M. Rosenberg            50   Vice President, General
                                   Counsel and Secretary

William K. Lange              50   Vice President

     Officers serve at the pleasure of the Board. Biographical information concerning James H. Amos, Jr., Michael Dooling, Anthony
W. DeSio,  and Robert J. DeSio is set forth immediately above.

     David M. Bennett joined MBE as Executive Vice President - Operations, Support and Development in December 1996. Prior to joining us, Mr. Bennett served as President, Chief Operating Officer and Director of ZuZu, Inc. and ZuZu Franchising Corporation, a Dallas-based Mexican restaurant chain. From 1988 to 1993, Mr. Bennett served in key management positions for the Marriott Corporation's various restaurant divisions. With over 20 years of franchise operation expertise, Mr. Bennett has also served as President of Morgan Foods, Inc., one of the largest KFC and Sizzler franchisees and Vice President of the Taco Bell Corporation. Mr. Bennett holds a Bachelor of Arts Degree from California Lutheran College and an AMD from the Harvard Graduate School of Business.

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

     Thomas K. Herskowitz joined MBE as Senior Vice President - Development in April 1997. Prior to joining us, Mr. Herskowitz served as Chief Financial Officer for Glamour Shots Licensing. From 1994 to 1996, Mr. Herskowitz served initially as Vice President of Sales and later as Executive Vice President and Chief Financial Officer for I Can't Believe It's Yogurt, Ltd. and Brice Foods, Inc. Mr. Herskowitz, a retired Naval Flight Officer, is a veteran of 200 combat missions over Vietnam and former attendee of Navy Fighter Weapons School (Top Gun) at NAS Miramar. He holds a Bachelor of Arts from Westmont College in Santa Barbara, California, an MBA from UCLA and a law degree from Loyola Law School in Los Angeles.

     Peter D. Holt joined MBE as Vice President - International in January, 1997. Prior to joining us Mr. Holt served as Vice President of the International Division for the Brice Group in Dallas, Texas, where he also served as Manager and later Director of International Development from 1990 to 1994. From 1986 to 1990, Mr. Holt worked at the headquarters of the International
Franchise Association in Washington, D.C., serving as Director of International Affairs from 1989 to 1990. Mr. Holt holds a Bachelor of Arts in Political Science from the University of Washington and a Master of Arts degree from the University of London in London, England.

     Bruce M. Rosenberg has been Vice President and General Counsel since August 1989 and Corporate Secretary since February 1989. Prior to joining MBE as Corporate Counsel in July 1988, Mr. Rosenberg was an attorney for the San Diego Gas & Electric Company and prior to that, he was employed as an attorney with Combustion Engineering, Inc. and with the Tennessee Valley Authority. Mr. Rosenberg received a Bachelor of Engineering Degree from The Cooper Union, a Master of Science Degree from the University of Illinois, and a Juris Doctorate Degree from Catholic University of America.


     William K. Lange joined the Company as Vice President - General Manager of MBE Service Corp. in August 1990 and assumed the position of Vice President - Marketing in June 1995. Prior to joining MBE, Mr. Lange was Vice President of Marketing for a San Diego based firm engaged in the business of electronic filing of income tax returns with the federal government. Mr. Lange worked as Vice President, General Manager of Schey Advertising from 1987-1988 and was President of Augusta Advertising in Houston, Texas from 1981-1987, both national advertising agencies. From 1975-1981, Mr. Lange was Director of Advertising and Public Relations for Porta-Kamp Mfg. Co., an international oil field supply company. From 1970 to 1975, Mr. Lange was a United States Naval Aviator. Mr. Lange has a Bachelor of Arts in Humanities from Saint Lawrence University (N.Y.).


Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and officers and persons who own more than 10% of any class of the Company's equity securities to file with the Securities and Exchange Commission (the "SEC") reports of beneficial ownership and changes in beneficial ownership of such equity securities . Directors, officers and greater than 10% Shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on a review of the copies of such forms furnished to the Company, or written representations that no Forms 5 were required, the Company believes that during fiscal year 1997 its directors, officers and greater than 10% beneficial owners complied with all Section 16(a) filing requirements, except for the following transaction: In March 1997, Mr. DeSio transferred 81,277 shares from the DeSio Family Trust to the DeSio Family Limited Partnership. This transfer was inadvertently not reported until the April 1997 Form 4 filing made on May 12, 1997.

ITEM 11  :  EXECUTIVE COMPENSATION

The following table sets forth information regarding the compensation of each of the Chief Executive Officer and the next four most highly compensated executive officers ("Named
Executives") of the Company for the fiscal years ending April 30, 1997, 1996 and 1995.

                      Summary Compensation Table
                                                Annual Compensation                           Long-Term Compensation Awards
Name and Principal    Fiscal Year Ended   Salary ($)      Bonus ($)     Other Annual     Securities Underlying    All Other
Position                  April 30                                      Compensation <F1>    Options (#)          Compensation ($)
   A. W. DeSio             1997            $312,042        $88,398        $35,787 <F2>        40,000                  $4,628 <F3>
       CEO                 1996             273,310        113,800         20,745             35,000                   3,969
and Vice Chairman          1995             248,459         66,000         20,444             10,000                   3,485
  of the Board

James H. Amos, Jr.         1997 <F4>        126,924         64,460          1,015 <F5>        50,000                  22,546 <F6>
President, Chief           1996               ---            ---             ---                ---                     ---
Operating Officer
  and Director


Robert J. Desio            1997              98,473         27,835         18,442 <F7>        20,000                    ---
Vice President -           1996              89,867         38,000         12,174             20,000                    ---
Franchise Relations,       1995              86,238         22,500          7,794             15,000                    ---
   Director


Gary S. Grahn              1997             114,377         36,625         20,856 <F8>        25,000                    ---
Sr. Vice President         1996             100,582         43,000         13,824             25,000                    ---
and Chief Financial        1995              89,655         26,000         10,109             15,000                    ---
    Officer


Bruce M. Rosenberg         1997             103,622         29,300         19,633 <F9>        25,000                    ---
Vice President             1996              94,687         40,000         12,401             25,000                    ---
General Counsel and        1995              86,218         24,000         14,483             15,000                    ---
  Secretary

<F1>
1. This amount includes employer matching contributions and profit sharing under the Company's 401(k) Plan, and payments for unused vacation and/or sick leave, group life insurance, and personal use of Company car.

<F2>
2.  The amount of $13,680 was paid as a profit sharing contribution.

<F3>
3. These amounts are the value of the Company's contributions for the purchase of a split dollar life insurance policy.

<F4>
4.  Mr. Amos joined the Company in September 1996.

<F5>
5. the amount of $846 was paid as a company matching contribution under the Company's 401(k) Plan.

<F6>
6. This amount is a housing allowance paid in connection with Mr. Amos' relocation from Dallas, Texas to San Diego, California.

<F7>
7. The amount of $5,018 was paid as a Company matching contribution under the Company's 401(k) Plan and the amount of $10,534 was paid as a profit sharing contribution.

<F8>
8.  The amount of $11,595 was paid as a profit sharing contribution.

<F9>
9. The amount of $4,928 was paid as a Company matching contribution under the Company's 401(k) Plan and the amount of $11,318 was paid as a profit sharing contribution.

                     Option Grants in FY1997

Information concerning FY1997 grants to and exercises by the Chief Executive Officer and the other Named Executives is provided below.

                                                                                       Potential
                                                                                   Realizable Value
                                                                                      at Assumed
                                                                                    Annual Rates of
                                                                                      Stock Price
                                   % of Total                                       Appreciation for
                      Options     Options Granted   Exercise      Expiration          Option Term <F11>
Name                  Granted     to Employees      Price ($/Sh)     Date           5%          10%
                      (#) <F10>
A. W. DeSio            40,000         9.0%            $16.50         6/4/06      $415,800    $1,049,400
James H. Amos, Jr.     50,000        11.5%            $19.50        9/19/06       614,250     1,550,250
Robert J. DeSio        20,000         4.6%            $16.50         6/4/06       207,900       524,700
Gary S. Grahn          25,000         5.7%            $16.50         6/4/06       259,875       655,875
Bruce M. Rosenberg     25,000         5.7%            $16.50         6/4/06       259,875       655,875

<F10>
Under the terms of the MBE 1995 Employee Stock Option Plan, all options are incentive stock options (except for options granted to A. W. DeSio, which are non-qualified stock options). The per share option price is the fair market value of MBE stock on the date of grant, and the term of an option is ten years. The options vest at a rate of 25% per year and expire ten years after the date of grant. The exercise price may be paid by cash or delivery of already-owned shares. All grants of options include a "reload" feature which permits the optionee to pay the exercise price by tendering MBE common stock to the Company, which in turn gives the optionee the right to purchase the same number of shares tendered, at a price equal to the fair market value on the exercise date. Under the Plan, all options will also vest immediately in the event of the optionee's disability or death and will be fully exercisable prior to the Merger by virtue of the Company entering into the Merger Agreement. In the event the Merger is not consummated, any of such options that are not exercised will revert back to their original vesting schedule.

<F11>
As required by the Securities and Exchange Commission, the dollar amounts in the last two columns represent the hypothetical gain or "option spread" that would exist for the options based on assumed 5% and 10% annual compounded rates of stock price appreciation over the full option term. These assumed rates of appreciation applied to the price on the date of the award of these options would result in a Common Stock price on June 4, 2006 of $26.90 and $42.74, and on September 19, 2006, of $31.79, and $50.51, respectively. If these price appreciation assumptions are applied to all of the Company's outstanding Common Stock on the date of such award, such Common Stock would appreciate in the aggregate by approximately $117.5 million and $296.4 million, respectively, over the ten-year period ending on June 4, 2006. These prescribed rates are not intended to forecast possible future appreciation, if any, of the Common Stock.

                AGGREGATED OPTION/SAR EXERCISES DURING FY97
                   AND FISCAL YEAR-END OPTION/SAR VALUES
                                                                  Number of                     Value of Unexercised
                                                                 Unexercised                        In-the-Money
                                                                 Options/SARs                       Options/SARs
                                                                 at FY end (#)                      at FY end ($) <F12>
                    Shares Acquired       Value
Name                on Exercies (#)     Realized ($)     Exercisable      Unexercisable <F13>  Exercisable      Unexercisable
A.W. DeSio              9,128            $ 83,339          230,598          70,888             $1,503,389          $461,604
James H. Amos, Jr.       ----                ----             ----          50,000                   ----              ----
Robert J. DeSio        10,667             153,114          116,496          26,469                841,311           210,645
Gary S. Grahn           5,050              42,319           83,749          65,201                490,664           221,136
Bruce M. Rosenberg     22,518             239,977          106,395          65,461                703,867           221,988

<F12>
Values were calculated based on a closing market price of $18.50 for MBE Common Stock on April 30, 1997.

<F13>
In accordance with the provisions of the stock option plans under which they were granted, these options, although unvested at April 30, 1997, will be fully exercisable prior to the Merger by virtue of the Company entering into the Merger Agreement. In the event the Merger is not consummated, any of such options that are not exercised will revert back to their original vesting schedule.

Director Compensation

     Under the Stock Option Plan for Non-Employee ("Outside") Directors, which was approved by the shareholders on August 25, 1995, the outside directors received no compensation (other than expenses) in connection with attendance at Board meetings and received only a one-time grant of stock options, which will vest over a five year period. In addition, members of the Executive Committee, Audit Committee, and Compensation Committee receive $1,750 per year (and the Compensation Committee Chairman receives $3,000 per year). No fees are paid for service on the Nominating Committee. Directors who are also employees receive no compensation for performing their duties as Directors.

Employment Agreements

     CEO A. W. DeSio's employment agreement with the Company provides, among other things, that he will serve as Chief Executive Officer of the Company and is entitled to receive certain benefits upon his retirement. Under the employment agreement, his tenure as the Company's CEO expired on April 30, 1997, but was extended by the Board of Directors for an unspecified period of time. Under his employment agreement, Mr. DeSio may elect to retire at any time upon notice. The Company currently anticipates that upon the consummation of the Merger with U.S. Office Products Company, Mr. DeSio will resign from his position as CEO, although it is expected that he will remain an employee of the Company until approximately the end of this calendar year, when it is expected that he will formally retire.

     Under the employment agreement, upon his retirement from the Company, Mr. DeSio is entitled to receive annual cash payments equal to one half of his most recent total annual cash compensation. In addition, the employment agreement provides that Mr. DeSio and his immediate family are entitled to receive the same medical benefits as are accorded to other Company employees. All such retirement payments and medical benefits are to continue for life.

     In addition, under the employment agreement, the Company also agreed to obtain a split dollar life insurance policy for the benefit of Mr. A. W. DeSio in an amount which is to be determined and reviewed on an annual basis by the Compensation Committee and the Board. The Company will retain an equity interest in the policy to the extent of its contributions. The intended face value of the policy is approximately $5 million. In FY94, FY95 and FY96 the Company contributed an aggregate of $300,000 toward the funding of the policy, and in FY97, the company contributed another $100,000 toward funding the policy. Under the employment agreement, for the subsequent three years, through FY2000, the Company is required to contribute amounts of approximately $100,000 per year to fund the policy, provided that the cash value of the Company's interest in the policy is equal to its contributions and none of such contributions have any negative impact on the Company's earnings. At the end of FY2000, the policy is expected to be fully funded, and no further contributions are contemplated.

     Pursuant to the employment agreement dated September 18, 1996 between MBE and James H. Amos, Jr., MBE's President and Chief Operating Officer, if Mr. Amos' employment with MBE is terminated solely due to a sale or merger of MBE prior to September 20, 1998, Mr. Amos is entitled to receive his annual base salary of $231,000 over a 12-month period following his date of termination and to retain his medical insurance coverage (under the terms of MBE's then-existing medical insurance plan) for a period of one year following such termination.

     Under this employment agreement, Mr. Amos was also granted incentive stock options to purchase 50,000 shares of MBE common stock at an exercise price of $19.50 per share. These options became immediately fully vested on May 22, 1997, the date of the Merger Agreement, and, if not exercised, will be assumed by USOP if the Merger is consummated. If the Merger is not consummated, the options, if not exercised, will revert back to their original vesting schedule. Mr. Amos' employment agreement also provides that in the event of a sale or merger of the Company before October 1, 1998, Mr. Amos will be granted, upon the announcement of any such sale or merger, additional fully-vested (non-qualified) options to purchase 25,000 shares of MBE common stock at an exercise price of $19.50 per share. Those options were granted as of May 22, 1997, the date of the announcement of the Merger Agreement.


ITEM 12  :  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT

     The following table sets forth, as of April 30, 1997, information with respect to the beneficial ownership of the Company's Common Stock by (i) each director,(ii) each executive officer, (iii) the executive officers and directors as a group, and
(iv) each person known to the Company who beneficially owns 5% or more of the outstanding shares of the Common Stock. Unless otherwise indicated, each of the stockholders has sole voting and investment power with respect to the shares beneficially owned.

Name and Address of           Amount and Nature       Percentage of
Beneficial                    of Beneficial           Common Stock
Owner <F14>                   Ownership               Outstanding
Michael Dooling                   788,674 <F15>           6.4%
6060 Cornerstone Court
San Diego, CA 92121

Anthony W. DeSio                1,567,610 <F16>          12.7%
6060 Cornerstone Court
San Diego, CA 92121

James H. Amos, Jr.                 50,000 <F17>             *

Robert J. DeSio                   170,506 <F18>           1.5%

Joel Rossman                       20,000 <F19>             *

James F. Kelly                     53,652 <F20>             *

Daniel L. La Marche                99,216 <F21>             *

Harry Casari                       20,500 <F22>             *

Gary S. Grahn                     112,000 <F23>             *

Bruce M. Rosenberg                151,102 <F24>            1.2%

Directors and                   3,209,001 <F25>           26.1%
Executive Officers
as a Group (14
persons)

Directors, Executive            5,019,968 <F26>           40.8%
Officers and 10%
Shareholders as a
Group

* Represents less than one percent (1%) of the Common Stock
  Outstanding

<F14>
For all shareholders listed, the address is c/o Mail Boxes Etc., 6060 Cornerstone Court West, San Diego, California 92121.

<F15>
Includes 306,498 shares held by Mr. Dooling as General Partner of Jacaranda Partners, and 8,912 shares held by Mr. Dooling's children over which Mr. Dooling's wife retains sole voting control. Mr. Dooling disclaims beneficial ownership of the shares held by his children. Mr. Dooling has a right to acquire 20,000 of such shares pursuant to stock options which are all currently exercisable as a result of the execution of the Merger Agreement. In the event the Merger is not consummated, then any unexercised options which were accelerated solely as a result of the Merger Agreement would revert to their original vesting schedule. The remainder of the shares are held in the Dooling family trust of which Mr. Dooling and his wife are trustees and have voting and investment control.

<F16>
Includes 10,165 shares held by Mr. A.W. DeSio's wife, 1,178,841 shares held by the A.W. and Delores DeSio Trust, and 76,277 shares held by the DeSio Family
Limited Partnership.   Mr. DeSio disclaims all beneficial interests in shares
held by his wife and the Limited Partnership and one-half of all beneficial interests in shares held by the A. W. and Delores DeSio Trust. Also includes 301,486 shares covered by options which are currently exercisable as to 230,598 of the shares covered thereby. Options covering 30,000 of such 230,598 shares became immediately fully exercisable as a result of the execution of the Merger Agreement. Under the terms of the Merger
Agreement, all of Mr. A. W. DeSio's options outstanding immediately prior to the consummation of the Merger would be assumed by USOP. If the Merger is not completed, then all of Mr. A. W. DeSio's options which became immediately fully exercisable would revert to their original vesting schedule.

<F17>
Mr. J. H. Amos has a right to acquire 50,000 of such shares pursuant to incentive stock options which are all currently exercisable. Under the terms of the Merger Agreement, and in accordance with the MBE Stock Option Plans, all of such options outstanding immediately prior to the consummation of the Merger would be assumed by USOP. If the Merger is not consummated, then options which were accelerated solely as a result of the Merger Agreement would revert to their original vesting schedule.

<F18>
Mr. R. J. DeSio has a right to acquire 142,965 of such shares pursuant to incentive stock options which are currently exercisable as to 116,496 of the shares covered thereby. Under the terms of the Merger Agreement, and in accordance with the MBE Stock Option Plans, all of such options outstanding immediately prior to the consummation of the Merger would be assumed by USOP. If the Merger is not consummated, then options which were accelerated solely as a result of the Merger Agreement would revert to their original vesting schedule.

<F19>
Mr. Rossman, who is Vice President of Business Development at United Parcel Service of America, Inc. (UPS), has a right to acquire these shares pursuant to stock options which, in accordance with the 1995 Option Plan, became immediately fully exercisable as a result of the execution of the Merger Agreement. In the event the Merger is not consummated, then the options which were accelerated solely as a result of the Merger Agreement would revert to their original vesting schedule. UPS owns 1,810,967 shares of stock.
Mr. Rossman does not have or share the voting or investment power with respect to any such shares and disclaims beneficial ownership of all such shares.

<F20>
Mr. Kelly has a right to acquire 20,000 of such shares pursuant to stock options which are all currently exercisable as a result of the execution of the Merger Agreement and in accordance with the terms of the MBE Directors' Stock Option Plan. In the event the Merger is not consummated, then the options which were accelerated solely as a result of the Merger Agreement would revert to their original vesting schedule.

<F21>
Includes 79,216 shares held in the La Marche Family Trust, of which Mr. La Marche is co-trustee with his wife and over which Mr. La Marche and his wife have voting and investment control. Mr. La Marche has a right to acquire the remaining 20,000 of such shares pursuant to stock options which are all currently exercisable as a result of the execution of the Merger Agreement and in accordance with the terms of the MBE Directors' Stock Option Plan. In the event the Merger is not consummated, then the options which were accelerated solely as a result of the Merger Agreement would revert to their original vesting schedule.

<F22>
Mr. Casari has a right to acquire 20,000 of such shares pursuant to stock options which are all currently exercisable as a result of the execution of the Merger Agreement and in accordance with the terms of the MBE Director's Stock Option Plan. In the event the Merger is not consummated, then the options which were accelerated solely as a result of the Merger Agreement would revert to their original vesting schedule.

<F23>
Mr. Grahn has a right to acquire 106,950 of such shares pursuant to incentive stock options which are currently exercisable as to 83,749 of the shares covered thereby. Under the terms of the Merger Agreement, and in accordance with the MBE Stock Option Plans, all of such options outstanding immediately prior to the consummations of the Merger woudl be assumed by USOP. If the Merger is not consummated, then options which were accelerated solely as a result of the Merger Agreement would revert to their original vesting schedule.

<F24>
Mr. Rosenberg has a right to acquire 134,856 of such shares pursuant to incentive stock options which are currently exercisable as to 106,395 of the shares covered thereby. Under the terms of the Merger Agreement, and in accordance with the MBE Stock Option Plans, all of such options outstanding immediately prior to the consummations of the Merger woudl be assumed by USOP. If the Merger is not consummated, then options which were accelerated solely as a result of the Merger Agreement would revert to their original vesting schedule.

<F25>
Includes 1,012,007 shares which may be acquired by the directors and officers as a group, under incentive and non-qualified stock options, of which options for 845,488 shares are currently exercisable by all directors and officers as a group. The right to acquire shares pursuant to stock options held by directors and officers are described in the preceeding footnotes for each of the directors and officers.

<F26>
Includes options to acquire stock as described in footnote F25 above.

                        OTHER 5% SHAREHOLDERS
                              Shares of Common        Percentage of
                              Stock Owned             Common Stock
Name                          Beneficially            Outstanding
United Parcel Service of        1,810,967                14.7%
America, Inc. (UPS)
55 Glenlake Parkway,N.E.
Atlanta, GA 30328

Fenimore Asset                    720,400                 5.8%
Management, Inc.
118 North Grand Street
P.O Box 310
Cobleskill, NY 12043


     On May 22, 1997, the Company entered into the Merger
Agreement, pursuant to which it will become a wholly-owned subsidiary of USOP. See "Item 1 Business General."

     In connection with the Merger Agreement, certain major shareholders of MBE have entered into voting agreements with USOP pursuant to which they have agreed, among other things, to vote all of their shares in favor of the Merger. See "Item 1 Business General."

ITEM 13  :  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     During FY97, the Company was involved in two transactions, as described below, with Ralph A. Askar, a former officer of the Company. Mr. Askar assumed the position of Vice President
Franchise Development of the Company in June 1995 and resigned in June 1996.

     Before assuming his position with the Company, Mr. Askar had owned the MBE Area Franchise for the state of Colorado for over seven years. In January 1995, the Company repurchased the Colorado Area Franchise from Mr. Askar for the sum of $1.7 million. Mr. Askar received an $800,000 initial payment, with the balance of $900,000 to be paid over ten years at an interest rate of 8%. At April 30, 1997, MBE owed $748,000 on this note.

     In May 1995, in connection with Mr. Askar's acceptance of his position as Vice President of Franchise Development, the Company loaned Mr. Askar $200,000 to assist him in the purchase of a primary residence in San Diego. That loan, with interest at 9%, was repaid in September 1996.

     The Company was also involved in several transactions during FY97 with another former officer of the Company. In August 1996, the Company retained Howard Perlman, a former MBE Area Franchisee and multiple MBE Center owner, as Vice President Franchise Development. In connection with Mr. Perlman's ownership of approximately seven MBE Centers, Mr. Perlman was indebted to the Company in a principal amount of approximately $775,000, the repayment of which was secured by security interests in Mr. Perlman's MBE Centers located in and around Sacramento, California.

     In connection with the Company's repurchase in July 1996 from Mr. Perlman of the MBE Area Franchise for Sacramento County, the Company paid Mr. Perlman the sum of $1.1 million, of which approximately $200,000 was paid in cash, and approximately $900,000 was to be paid by the Company to Mr. Perlman under a promissory note over a period of 10 years. As part of that transaction, Mr. Perlman also owed MBE the sum of approximately $700,000, which was secured by a promissory note payable by Mr. Perlman to MBE over a period of 10 years.

     In January 1997, Mr. Perlman's relationship with the Company as Vice President Franchise Development was terminated. In March 1997, Mr. Perlman filed suit against the Company, alleging unlawful termination, fraud and other allegations. The Company thereafter filed suit against Mr. Perlman in an attempt to take over the MBE Centers in Sacramento, California, which Mr. Perlman had threatened to or did close. In June 1997, the parties reached a preliminary overall settlement agreement which attempts to resolve all of the parties' claims, including those relating to Mr. Perlman's allegations of unlawful termination, all matters regarding Mr. Perlman's MBE Centers, and the financial obligations under the promissory notes of both parties.

     The final terms of the settlement agreement have not yet been fully resolved. While the Company believes it has substantially reserved against the ultimate cost of the settlement, no assurance can be given that such reserve will prove adequate or that the ultimate cost of the settlement will not have a material adverse effect on the Company's results of operation.

                             PART IV

ITEM 14  :  EXHIBITS, FINANCIAL STATEMENT SCHEDULE
             AND REPORTS ON FORM 8-K

(a) (1) Financial Statements

     The following financial statements of the Company and report of independent accountants are included in Item 8 of this Report.

               1.   Report of Ernst & Young LLP, Independent
                    Accountants.

               2. Mail Boxes Etc. Consolidated Balance Sheets at April 30, 1997 and 1996.

               3.   Mail Boxes Etc.  Consolidated Statements of
                    Income for the fiscal years ended April 30, 1997, 1996 and 1995.

               4.   Mail Boxes Etc. Consolidated Statements of
                    Shareholders' Equity for fiscal years ended
                    April 30, 1997, 1996 and 1995.

               5. Mail Boxes Etc. Consolidated Statements of Cash Flows for the fiscal years ended April 30, 1997, 1996 and 1995.

               6.   Mail Boxes Etc. Notes to Consolidated Financial
                    Statements.

(a) (2) Financial Statement Schedule

     The following Schedule to Financial Statements is included herein:

     Schedule II - Valuation and Qualifying Accounts

     All other schedules are omitted as the required information is inapplicable, not material, or the information is presented in the financial statements or related notes thereto.

(a) (3) EXHIBITS

The following exhibits are filed with or incorporated by reference into this report (except as otherwise indicated). The exhibits which are denominated by an asterisk (*) were previously filed as exhibits to, and are hereby incorporated herein by reference to, the documents as identified herein.

Exhibit No.    Description

     3.1* Restated Articles of Incorporation (Filed as exhibit to the Company's Annual Report on Form 10-K for the fiscal year ending April 30, 1992).

     3.2*      Bylaws (Filed as exhibit to Company's Quarterly
               Report on Form 10-Q for the quarter ended January
               31, 1997).

    10.1* Form of Area Franchise Agreement (Filed as exhibit to Registration Statement on Form S-l, File No.
               33-4349, on March 27, 1986, as amended ("S-1
               Registration Statement")).

    10.2* Form of Individual Franchise Agreement (Filed as exhibit to S-1 Registration Statement).

    10.5*      Restated 1985 Stock Option Plan (Filed as exhibit
               S-1 Registration Statement).

    10.6* Mail Boxes Etc. Amended and Restated Stock Purchase and Salary Savings Plan (Incorporated by reference to the Company's Information Statement filed with the Securities and Exchange Commission on November 3, 1988).

    10.8* Form of Master Franchise Agreement. (Filed as exhibit to Company's Annual Report on Form 10-K for the year ended April 30, 1990).

    10.9* Sales contract for purchase of new office facilities. (Filed as exhibit to Form 10-K for the year ended April 30, 1991).

    10.10*     UPS Purchase Agreement for stock and warrants.
               (Filed as exhibit to Company's current Report on Form 8-K filed October 10, 1990).

    10.12* Construction contract with Koll Construction (Filed as exhibit to Company's Annual Report on Form 10-K for the fiscal year ending April 30, 1992.)

    10.13* A.W. DeSio Employment Contract (Filed as exhibit to Company's Annual Report on Form 10-K for fiscal year ending April 30, 1992)

    10.14* Split Dollar Agreement for A.W. DeSio (Filed as exhibit to Company's Annual Report on Form 10-K for fiscal year ending April 30, 1992)

    10.15*     Mail Boxes Etc. 1995 Employee Stock Option Plan
               (Filed as exhibit to Company's Proxy Statement dated July 14, 1995 relating to Annual Shareholders'
               Meeting of August 25, 1995)

    10.16*     Mail Boxes Etc. 1995 Stock Option Plan for
               Non-Employee ("Outside") Directors (Filed as exhibit to Company's Proxy Statement dated July 14, 1995 relating to Annual Shareholder's Meeting of August
               25, 1995)

    10.17* James H. Amos, Jr. Employment Contract (Filed as exhibit to Company's Quarterly Report on Form 10-Q for quarter ended October 31, 1996.

    21         List of subsidiaries

    23.1       Consent of Ernst & Young LLP, Independent
               Accountants

    27         Financial Data Schedule


     (b)  REPORTS ON FORM 8-K.

          None filed during the quarter ended April 30, 1997.

                  Index to Financial Statements



                                                               Page

Financial Statements:

     Report of Independent Auditors                            F-2
     Consolidated Balance Sheets as of April 30, 1997 and 1996 F-3

     Consolidated Statements of Income for the fiscal years
          ended April 30, 1997, 1996 and 1995                  F-5

     Consolidated Statement of Stockholders' Equity for the
          fiscal years ended April 30, 1997, 1996 and 1995     F-6

     Consolidated Statements of Cash Flows for fiscal years
          ended April 30, 1997, 1996 and 1995                  F-7

     Notes to Consolidated Financial Statements                F-9

Financial Statement Schedules:
     For the fiscal years ended April 30, 1997, 1996 and 1995
          Schedule II Valuation and Qualifying Accounts       F-23



Report of Ernst & Young LLP, Independent Auditors


Shareholders and Board of Directors
Mail Boxes Etc.

We have audited the accompanying consolidated balance sheets of Mail Boxes Etc. as of April 30, 1997 and 1996, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended April 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Mail Boxes Etc. at April 30, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended April 30, 1997, in conformity with generally accepted accounting principles.

San Diego, California
June 6, 1997


                            MAIL BOXES ETC.
                      Consolidated Balance Sheets
                 (In thousands, except share amounts)
Assets                                                           Fiscal years ended April 30,
                                                                 1997                     1996
Current Assets:
     Cash and cash equivalents                                 $3,992                  $ 1,416
     Restricted cash - franchisee deposits                      1,613                    2,073
     Short-term investments                                    27,342                   21,825
     Accounts receivable, net of allowance
       for doubtful accounts of $1,334 and
       $1,507, at April 30, 1997 and 1996,
       respectively                                             6,547                    6,799
     Receivable from National Media Fund                          250                      770
     Inventories                                                  447                      544
     Current portion of notes receivable                        6,048                    6,756
     Current portion of net investment in
       sales-type leases                                        2,322                    2,414
     Deferred income taxes                                      1,272                    1,846
     Re-acquired area and center rights
       held for resale                                            629                      638
     Other                                                      1,394                    1,063
                                                               ------                   ------
          Total current assets                                 51,856                   46,144

     Notes receivable, net                                     12,977                   10,831
     Net investment in sales-type leases                        6,067                    7,518
     Property and equipment:
          Land                                                  1,200                    1,200
          Building and improvements                             5,076                    4,201
          Office furniture and equipment                        4,307                    4,018
          Vehicles                                                209                      209
                                                               ------                   ------
             Total property and equipment                      10,792                    9,628
             Less accumulated depreciation
                and amortization                                4,831                    4,247
                                                               ------                   ------
             Net property and equipment                         5,961                    5,381

     Excess of cost over assets acquired,
        net of accumulated amortization of
        $607 and $549 at April 30, 1997
        and 1996, respectively                                    383                      441
     Re-acquired area rights, net of
        accumulated amortization of $511 and
        $240 at April 30, 1997 and 1996,
        respectively                                            6,443                    3,240
     Deferred income taxes                                      1,249                    1,307
     Other assets                                                 739                      904
                                                               ------                   ------
          Total Assets                                        $85,675                  $75,766
                                                               ======                   ======

                            MAIL BOXES ETC.
                      Consolidated Balance Sheets
                 (In thousands, except share amounts)
Liabilities and Shareholders' Equity
                                                                 1997                     1996
Current Liabilities:
     Accounts payable                                         $ 1,363                  $ 2,096
     Franchisee deposits                                        2,097                    2,619
     Royalties, referrals and
       commissions payable                                      1,760                    2,515
     Accrued employee expenses and
       related taxes                                            2,390                    1,963
     Other accrued expenses                                     1,550                    2,012
     Income taxes payable                                         769                      838
     Current maturities of long term debt                         692                      958
                                                               ------                   ------
          Total current liabilities                            10,621                   13,001

Long-term debt, net of current maturities                       3,916                    1,402

Commitments and contingencies                                   -----                    -----

Shareholders' equity:
     Preferred stock, no par value,
       10,000,000 shares authorized, with
       none issued and outstanding                              -----                    -----

     Common stock, no par value,
       40,000,000 shares authorized, with
       11,300,273 and 11,139,698 shares
       issued and outstanding at April 30,
       1997 and 1996, respectively                             16,728                   14,944

     Retained earnings                                         54,410                   46,419
                                                               ------                   ------
          Total shareholders' equity                           71,138                   61,363
                                                               ------                   ------
          Total liabilities and
            shareholders' equity                             $ 85,675                   $75,766
                                                               ======                   ======

                       (See accompanying notes)

                             MAIL BOXES ETC.
                   Consolidated Statements of Income
                 (In thousands, except per share data)
                                                    Fiscal Years ended April 30,
                                                1997           1996           1995
Revenues:
     Royalty and marketing fees              $35,254        $30,947        $24,673
     Franchise fees                            9,915          8,557          8,670
     Sales of supplies and equipment          12,775         10,839         10,020
     Interest income on leases
       and other                               8,687          6,975          5,424
     Company centers                           1,206          1,789          1,564
                                             -------        -------        -------
          Total Revenues                      67,837         59,107         50,351

Cost and expenses:
     Franchise operations                     18,463         14,881         12,506
     Franchise development                     6,383          5,883          5,090
     Cost of supplies and
       equipment sold                          9,585          8,465          7,915
     Marketing                                 6,219          4,068          4,630
     General and administrative                9,060         10,293          7,878
     Company centers                           1,265          1,842          1,598
     Litigation settlement expenses            5,000           ----           ----
                                             -------        -------        -------
          Total cost and expenses             55,975         45,432         39,617
                                             -------        -------        -------
Operating income                              11,862         13,675         10,734
Interest on investments and other                963            674            447
Income before provision for
  income taxes                                12,825         14,349         11,181
Provision for income taxes                     4,834          5,620          4,411
                                             -------        -------        -------
           Net income                        $ 7,991        $ 8,729        $ 6,770
                                             =======        =======        =======
Net income per common share                   $0.68           $0.77          $0.60
                                             =======        =======        =======
Weighted average common and common
  equivalent shares outstanding               11,780         11,403         11,357
                                             =======        =======        =======

                       (See accompanying notes)

                            MAIL BOXES ETC.
            Consolidated Statements of Shareholders' Equity
                            (In thousands)
                                  Common Stock             Retained
                              Shares         Amount        Earnings        Total
Balance, April 30, 1994       11,569         $19,195        $30,920        $50,115
Exercise of employee
  stock options and other        146             928                           928
  Common stock repurchased     (657)         (5,681)                       (5,681)
Income tax benefit from
  stock option activity                           13                            13
Net income                                                    6,770          6,770
                              ------         -------        -------        -------
Balance, April 30, 1995       11,058          14,455         37,690         52,145
                              ------         -------        -------        -------
Exercise of employee stock
  options and other              221           2,135                         2,135
Common stock repurchased       (140)         (1,922)                       (1,922)
Income tax benefit from
  stock option activity                          276                           276
Net income                                                    8,729          8,729
                              ------         -------        -------        -------
Balance, April 30, 1996       11,139          14,944         46,419         61,363
                              ------         -------        -------        -------
Exercise of employee stock
  options and other              180           1,590                         1,590
Common stock repurchased        (19)           (410)                         (410)
Income tax benefit from
  stock option activity                          604                           604
Net income                                                    7,991          7,991
                              ------         -------        -------        -------
Balance, April 30, 1997       11,300         $16,728        $54,410        $71,138
                              ------         -------        -------        -------

                       (See accompanying notes)

                            MAIL BOXES ETC.
                 Consolidated Statements of Cash Flows
                            (In thousands)
                                                         Fiscal Years Ended April 30,
                                                   1997             1996             1995
Operating Activities:
  Net income                                     $7,991           $8,729           $6,770
  Adjustments to reconcile net income
  to net cash provided from
  operating  activities:
     Depreciation and amortization                1,046            1,030            1,024
     Gain on sale of equipment
       under sales type lease
       agreements                                 (429)             (558)            (681)
     Increase (decrease) in allowance
       for doubtful accounts                      (530)               880            1,236
     Loss (gain) on disposal of
       property and equipment                       (7)                  4             122
     Deferred income taxes                          632            (1,054)         (1,023)
Changes in assets and liabilities:
     Restricted cash                                460              (459)           (252)
     Accounts and notes  receivable               (760)            (1,049)         (7,386)
     Receivable from National
       Media Fund                                   520                830         (1,600)
     Assets leased to franchisees
       and inventories                          (1,338)            (1,235)         (1,999)
     Re-acquired area and center
       rights held for resale                       109                378             261
     Other current assets                         (331)               (58)             421
     Other assets                                  (38)                152             173
     Accounts payable                             (733)                945             419
     Franchisee deposits                          (522)                466             747
     Royalties, referrals and
       commissions payable                        (755)                 66             610
     Accrued employee expenses
       and related taxes                            427                500             697
     Other accrued expenses                       (369)                838             821
     Income taxes payable                           535                397             730
                                              ---------          ---------       ---------
       Net cash flows provided
       from operating activities                  5,908             10,802           1,090

Investing Activities:
     Net change in short-term
       investments                              (5,517)           (11,773)             389
     Additions to property and
       equipment                                (1,292)              (472)           (477)
     Principal payments received
       on sales-type leases                       3,407              3,628           3,223
     Re-acquired area rights                      (439)              (185)           (887)
                                              ---------          ---------       ---------
     Net cash flows provided from
        (used in) investing activities          (3,841)            (8,802)           2,248

Financing Activities:
     Borrowing under line of credit               1,630              3,720           3,800
     Repayments under line of credit            (2,150)            (4,550)         (2,200)
     Repayments on notes payable                  (354)              (146)            (54)
     Repurchase of common stock                   (410)            (1,922)         (5,681)
     Proceeds from the issuance of
       common stock                               1,793              1,923             937
                                              ---------          ---------       ---------
     Net cash flows provided
     from (used in) financing
     activities                                     509              (975)         (3,198)
                                              ---------          ---------       ---------
Increase in cash and
  cash equivalents                                2,576              1,025             140

Cash and cash equivalents at
  beginning of year                               1,416                391             251
                                              ---------          ---------       ---------
Cash and cash equivalents at
   end of year                                   $3,992             $1,416           $ 391
                                              =========          =========       =========
Supplemental Disclosures of Cash
  Flow Information:
     Cash paid during the year for
       Income taxes                              $3,762             $6,348          $5,479
       Interest expense                            $261               $155             $98

Supplemental Schedule of Non-Cash
  Activities:
     Equipment sold under
       sales-type leases                         $1,864              $2,232         $2,724
     Cost of equipment sold under
       sales-type leases                         $1,435              $1,674         $2,043
     Notes payable issued in
       connection with re-acquired
       area rights                               $3,123                $185         $1,495

     Accounts and notes forgiven in
       connection with re-acquired
       area rights                                 $104               -----           $468
     Exchange of area rights                      -----               -----           $260


                     (See accompanying notes)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Summary of Significant Accounting Policies

Organization

Mail Boxes Etc. ("MBE" or "the Company") was incorporated in November 1983 as a California corporation. It operates domestically through one wholly-owned subsidiary, Mail Boxes Etc. USA, Inc. This subsidiary grants territorial franchise rights for the operation or sale of service centers specializing in postal, packaging, business and communication services. The purchase price paid by the Company to acquire this subsidiary exceeded the subsidiary's net assets by $0.9 million; the excess is being amortized on the straight-line method over 20 years.

The Company acquired a majority interest in the master license for the United Kingdom during FY96. During FY97 MBE acquired the remaining interest in the United Kingdom and operated this entity as a wholly-owned subsidiary, MBE-UK. All accounts of this foreign subsidiary have been measured using U.S. dollars as the functional currency. The gains and losses arising from the measurement of the foreign subsidiary's account have not been significant. At the end of FY97, the MBE Master License for the United Kingdom was sold to a group comprised of the individual principal owners of the MBE Master License for Canada and several other MBE Area and Individual Franchisees.

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

Revenue is recognized using the installment method when the revenue is collectable over an extended period and no reasonable basis exists for estimating collectability.

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

In FY95, the National Media Fund was created to administer national advertising programs. The National Media Fund is managed by a committee of area franchisees, individual franchisees and MBE. Certain advertising fees, based on franchisees' sales (as defined), are collected by the Company for the National Media Fund. Such advertising fees are not included in the accompanying financial statements. As of April 30, 1997 and 1996, the Company had advanced $250 thousand and $770 thousand to the National Media Fund, respectively, to fund certain national advertising programs.

These advances, including interest, are repaid to the Company based on the collection of the advertising fees and availability of funds.


Cash, Cash Equivalents and Short-Term Investments

The Company considers cash equivalents to be those instruments which have original maturities of three months or less.

In accordance with Financial Accounting Standards Board Statement of Financial Accounting Standard No. 115, "Accounting for Certain Investments in Debt and Equity Securities," management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. Debt securities for which the Company does not have the intent or the ability to hold to maturity are classified as available for sale along with the Company's investments in equity securities.


Securities classified as available for sale are carried at fair value, with unrealized gains and losses, net of tax, reported in a separate component of stockholders' equity. At April 30, 1997 and 1996, the Company had no investments that were classified as trading or held to maturity as defined by Statement No. 115.

Realized gains and losses are included in interest income. The cost of securities sold is based on the specific identification method. Interest on securities classified as available for sale is included in interest income.

The following is a summary of cash and cash equivalents and the estimated fair value of available for sale securities by balance sheet classification at April 30;


                                             1997              1996
                                        ---------------------------
                                                (In Thousands)
Cash and cash equivalents Cash           $    351           $ 1,339
     Money market fund                      3,641                77
Short-term investments:
     U.S. Government securities             5,842             4,000
     Mutual fund preferred equity
       securities                          21,500            17,825


Total cash, cash equivalents and
short-term investments                   $ 31,334           $23,241
                                         ========           =======

The estimated fair value of each investment approximates the amortized cost, and therefore, there are no unrealized gains or losses as of April 30, 1997 or 1996.

"Restricted cash-franchisee deposits" is the amount that prospective franchisees have deposited into a separate account managed by MBE. When all of the requirements for recognizing revenue for an individual, area or master license sale are completed (see the "Revenue Recognition" section of Note 1), then the deposit amount is transferred from this separate account into MBE's regular account and the revenue from the sale is recognized. If MBE's obligations are not completed then these deposits are usually refundable. The account, "Franchisee deposits", in the liability section of the balance sheet includes the restricted cash deposit amount and other deposits received from its franchisees.

Concentration of Credit Risk

The Company invests its excess cash in debt and equity instruments of financial institutions and corporations with strong credit ratings. The Company has established guidelines relative to diversification and maturities that attempt to maintain safety and liquidity. These guidelines are periodically reviewed and modified to take advantage of trends in yields and interest rates. The Company has not experienced any significant losses on its cash equivalents or short-term investments.
Receivables from franchisees include trade receivables, lease receivables and notes receivable.
Credit is extended based on an evaluation of the franchisee's financial condition. Sales-type leases are collateralized by the leased equipment and fixtures.

Trade receivables are not collateralized. However, the center ownership transfer process requires that all amounts owed be paid when a center ownership is transferred.

Notes receivable from area franchisees and master licensees are collateralized by the area rights or master license rights, respectively. The Company has provided for estimated credit losses.

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

Re-Acquired Individual and Area Franchise Rights

The Company repurchases franchise rights for two primary reasons. The Company may repurchase area rights with the intention of developing a better support system and then reselling the areas within a short period of time. The Company may acquire individual center rights to upgrade the Center and then resell it within a short period of time. The Company had an investment of approximately $629 thousand and $638 thousand in such individual and area rights at April 30, 1997 and 1996, respectively. The Company may also repurchase the area rights with the primary intention of retaining the royalties normally shared with the former area franchisees and maintaining such rights as long-term investments. The area repurchases have been accounted for as purchases. The Company records these area repurchases at cost less accumulated amortization. Periodically the Company assesses the fair value of these areas based on estimated cash flows to determine if an impairment in the value has occurred and an adjustment is necessary. As of April 30, 1997 no adjustment is necessary. The Company had an investment of $6.4 million and $3.2 million in such area rights at April 30, 1997 and 1996, respectively. Area franchise rights held as long-term investments are amortized over a period of 20 years.


Property and Equipment

Property and equipment is stated at cost. Depreciation and amortization is computed using the straight-line method over the following estimated useful lives:

     Building                              31.5 years
     Building improvements            12.5-31.5 years
     Office furniture and equipment         3-5 years
     Vehicles                                 3 years


Employee Stock Options

The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB
25), and related Interpretations in accounting for its employee stock options because the alternative fair value accounting provided for under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's stock options generally equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Accounting for Asset Impairment

The Company adopted Statement of Financial Accounting Standards No. 121 (SFAS No. 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", effective May 1, 1995. SFAS No. 121 required impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. SFAS No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of. There was no effect on the financial statements from the adoption of SFAS No. 121.

Net Income Per Common Share

Earnings per share are based on the weighted average number of common shares and common share equivalents (stock options) outstanding during the period.

2.  Notes Receivable

Notes receivable consist of the following at April 30;


                                                  1997       1996
                                                  (In thousands)
                                             ----------------------
Notes with interest rates ranging from
 8%-14%, from individual franchisees,
 due at varying dates through 2005.           $11,688     $11,170
Notes with interest rates ranging from
 8%-14%, from area franchisees,
 due at varying dates through 2005.             7,252       6,611
Notes with interest rates ranging from
 8.5% - 11.75%, from master licensees,
 due at varying dates through 2004.             1,728       1,806
                                           ----------   ---------
                                               20,668      19,587
Less portion due within one year
                                               (6,048)     (6,756)

Less allowance for uncollectible notes         (1,643)     (2,000)
                                             ---------    --------
                                               $12,977     $10,831
                                              ========    ========
 Interest earned for the fiscal year ended
     April 30:                                 $ 1,997    $ 2,041
                                               =======    =======

Scheduled principal maturities for notes receivable as of April 30, 1997, are as follows (in thousands): 1998 - $6,048; 1999 - $4,164;
2000 - 3,384; 2001 - $2,582; 2002 - $1,997; and
thereafter $2,493

At April 30, 1997, the Company was obligated to fund approximately $281 thousand under certain financing programs offered to franchisees.

3.  Net Investment in Sales - Type Leases

The Company leases various types of office and computer equipment to franchisees under three to eight-year lease agreements. The following summarizes the components of the net investment in sales-type leases at April 30;
                                                 1997       1996
                                                  (In thousands)
                                             -------------------
Total minimum lease payments to be received   $10,980    $13,241
Less unearned income                          (2,591)    (3,309)
                                             --------- ---------
Net investment in sales-type leases             8,389      9,932
Less portion due within one year              (2,322)    (2,414)
                                             --------- ---------
                                              $ 6,07     $ 7,518
                                             ========= =========
Interest earned for the fiscal year ended
     April 30:                                  $1,203   $ 1,420
                                             =========  ========

Annual minimum lease payments subsequent to April 30, 1997, are as follows (in thousands): 1998 - $3,307; 1999 - $2,736; 2000 -
$2,031; 2001 - $1,330; 2002 - $778; and thereafter - $798.

4.  Debt

The Company has a line of credit with a bank which allows maximum borrowings of $7 million. As of April 30, 1997, $250 thousand has been borrowed and $6.750 million is available for borrowing under the line of credit. The line of credit is unsecured and bears interest at a rate based on LIBOR plus certain basis points (6.81% at April 30, 1997). The agreement expires on September 1, 1998, at which time all outstanding borrowing can be converted to a three-year term loan, which would be payable in equal monthly installments. The line of credit agreement contains various covenants, including limitations on additional indebtedness and maintaining certain financial ratios.

5.  Notes Payable

Long-term debt consists of notes payable to former area franchisees in connection with the repurchase of area franchise rights. Payments are made in monthly installments of $51 thousand including interest at 8% to 8.5% per annum. Aggregate principal maturities on notes payable at April 30, 1997 are as follows (in thousands): 1998
- $442; 1999 - $452; 2000 - $447; 2001 - $457; 2002 - $463; and
thereafter - $2,097.

6.  Income Taxes

The provision for income taxes consists of the following for each of the years ended April 30:

                                           1997       1996     1995
                                                 (In thousands)
                                    -------------------------------
Current:
     Federal                            $ 3,297    $ 5,324  $ 4,352
     State                                  905      1,344    1,088
                                        -------    -------  -------
                                          4,202      6,668    5,440

Deferred:
     Federal                                557      (913)    (890)
     State                                   75      (135)    (139)
                                        -------    -------  -------
                                            632    (1,048)  (1,029)
                                        -------    -------  -------
                                        $ 4,834    $ 5,620  $ 4,411
                                        =======    =======  =======


The Company has derived tax deductions measured by the excess of the market value over the option price at the date employee stock options were exercised. The cumulative related tax benefit of approximately $1.4 million has been credited to common stock. Significant components of the Company's deferred tax assets for federal and state income taxes as of April 30 are:

Deferred tax assets:                 1997        1996        1995
                                            (In thousands)
                              -----------------------------------
Valuation reserves                $ 1,884     $ 2,646     $ 1,679
State taxes                           247         339         295
Deferred compensation                 390         168         131
                                  -------     -------     -------
Total deferred tax assets         $ 2,521     $ 3,153     $ 2,105
                                  =======     =======     =======


A reconciliation between the amount of tax computed by multiplying income before taxes by the applicable statutory rates and the amount of reported taxes is as follows:

                                      1997        1996       1995

Statutory rate                       34.0%       35.0%      34.0%

State tax, net of federal
      tax benefit                     5.0%        5.5%       5.6%
Other                               (1.3%)      (1.3%)     (0.1%)
                                 ---------   ---------   --------
                                     37.7%       39.2%      39.5%
                                 =========   =========   ========

7.  Stock Options

The Company has granted options to directors, officers and key employees under stock option plans to purchase shares of the Company's common stock.

Options are generally granted at prices equal to the fair market value of the shares at the date of grant and are generally exercisable in equal increments over three to five years, commencing one year after the date of grant. At April 30, 1997, 473 thousand options were exercisable and the Company had nearly 2.6 million shares available for future grant under the stock option plan for employees and 160 thousand shares available for future grant under the stock option plan for outside directors.

A summary of the Company's stock option activity and related information is as follows (shares in thousands):

                                             FY97
                                  -----------------------------
                                  Number of     Wgtd. Avg.
                                     Shares      Exercise Price
                                  -----------------------------
                                        (in thousands)
Outstanding at beginning of year     1,113       $ 9.85
Granted                                489       $17.54
Exercised                            (180)       $ 9.97
Forfeited                            (169)       $13.12
                                     -----
Outstanding at the end of the year   1,253       $12.39
                                     -----

Exercisable at the end of the year     473*      $10.75
                                     -----

* Because of the Merger Agreement with U.S. Office Products described in Note 13, all stock options granted prior to May 22, 1997 (the date of the Merger Agreement), will become vested and fully exercisable prior to the Merger. If the Merger is not consummated, all options that were accelerated solely as a result of the Merger Agreement, but were not exercised, will revert back to their original vesting schedule.

                                             FY96
                                  -----------------------------
                                  Number of     Wgtd. Avg.
                                     Shares      Exercise Price
                                  -----------------------------
                                        (in thousands)
Outstanding at beginning of year       914       $ 9.93
Granted                                441       $ 9.17
Exercised                            (221)       $ 8.70
Forfeited                             (21)       $13.30
                                     -----
Outstanding at the end of the year   1,113       $ 9.85
                                     -----

Exercisable at the end of the year     394       $12.49
                                     -----

                                             FY95
                                  -----------------------------
                                  Number of     Wgtd. Avg.
                                     Shares      Exercise Price
                                  -----------------------------
                                        (in thousands)
Outstanding at beginning of year       847       $ 9.90
Granted                                258       $ 7.81
Exercised                            (146)       $ 6.29
Forfeited                             (45)       $ 9.31
                                     -----
Outstanding at the end of the year     914       $ 9.93
                                     -----

Exercisable at the end of the year     408       $10.77
                                     -----


Adjusted pro forma information regarding net income and earnings-per-share is required by SFAS 123, and has been determined as if the Company had accounted for its employee and non-employee directors stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using the "Black Scholes" method for option pricing with the following weighted-average assumptions for FY97 and FY96:
1) risk free interest rates of 6%; 2) dividend yields of 0%; 3) volatility factors of the expected market value of the Company's common stock of .395; and a weighted-average expected life of the options of 5 years.

For purposed of adjusted pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's adjusted pro forma information would have been as follows (in thousands):

                                              FY97     FY96
                                           --------- --------
     Adjusted pro forma net income           $7,403    $8,549
     Adjusted pro forma earnings-per-share   $ 0.63    $ 0.75


The results above are not likely to be representative of the effects of applying FAS 123 on reported net income or loss for future years as these amounts reflect the expense for only one or two years vesting.

The following summarizes information about the Company's stock options outstanding at April 30, 1977 (number of options in thousands):

  Shares Subject to Outstanding Options                      Exercisable
----------------------------------------------      ---------------------------------------
                     Option          Wgtd. Ave                      Number
Range of             Shares          Remaining      Wgtd. Ave.     Exercis-     Wgtd. Ave.
Exercise Price       Outstanding       Life         Exer. Price      able       Exer. Price
----------------------------------------------      ---------------------------------------
$ 4.13                    8            1.0 yrs        $ 4.13            8         $ 4.13
$ 6.81 -  $ 8.25        390            7.5            $ 7.84          112         $ 7.57
$ 9.00 - $10.50         278            4.6            $10.00          195         $ 9.96
$11.50 - $14.50         145            4.8            $13.80          140         $13.78
$16.50 - $23.13         432            9.1            $17.70           18         $18.27
                      -----                                         -----
                      1,253                                           473

8. Franchise Fees

Franchise fees consist of the following for each of the years ended
April 30:
                                   1997      1996      1995
                                           (In thousands)

                          ----------------------------------

Individual franchises         $7,240      $6,397      $6,774
Area franchises                  296         292          58
Master licenses &
 international fees            1,062         957       1,170
Transfer and renewal fees      1,317         911         668
                          ----------  ----------  ----------
                              $9,915      $8,557      $8,670
                          ==========  ==========  ==========

9.  Royalty Expenses

Royalties shared with area franchisees are included in franchise operations in the accompanying consolidated statements of income and are as follows (in thousands): 1997 - $12,875; 1996 - $11,686;
and 1995 - $9,689.

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

Profit sharing contributions by the Company to the Plan are made at the discretion of the Board of Directors and were $240 thousand, $450 thousand, and $420 thousand for the years ended April 30, 1997, 1996 and 1995, respectively. At the discretion of the Board of Directors, the Company may also make annual matching contributions to the Plan. Matching contributions for 1997, 1996 and 1995 were $214 thousand, $162 thousand, and $136 thousand, respectively and equal to 50% of the employee's contributions.

The Company has entered into an employment agreement with its chief executive officer, under which the Company agreed to obtain a split dollar life insurance policy for his benefit. The Company contributed $100 thousand in both FY97 and FY96 toward the funding of this policy. The Company has retained an equity interest in this policy equal to the extent of its contributions. Consequently, there is no effect on the Company's earnings as a result of these contributions.

Contributions after FY97 will be determined annually by the Board of Directors.


11.  Litigation

On November 6, 1996, the Company entered into a comprehensive settlement of various lawsuits and claims made by certain franchisees in several lawsuits being pursued in San Diego County Superior Court. Under the settlement agreement, the Company paid $4 million in cash and will deliver an aggregate amount of 39,080 shares of its common stock over a period of two years. The settlement expense reflected in the Company's financial results is $5 million.

The Company is still involved in various lawsuits and claims from its franchisees and former employees in the course of conducting its business. While the Company intends to vigorously defend these actions, management is unable to make a meaningful estimate of the amount or range of loss that could result from an unfavorable outcome of all pending litigation. It is possible that the Company's results of operations in a particular quarter or annual period could be materially adversely affected by an ultimate unfavorable outcome of certain pending litigation. Management believes, however, that the ultimate outcome of all pending litigation should not have a material adverse effect on the Company's financial position or liquidity.

12.  Related Party Transactions

Nearly 40% of the franchisees' gross sales and almost 50% of their subject-to-royalty revenues are generated by selling UPS Services. The Company receives royalty revenue based on revenues earned by the franchisees. The Company recognized royalty and marketing fee revenues generated from UPS services of $16.9 million, $14.9 million, and $11.8 million for the years ended April 30, 1997, 1996, and 1995, respectively.

13.  Subsequent Events

     On May 22, 1997, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with U.S. Office Products Company ("USOP"), pursuant to which a newly-formed, wholly-owned subsidiary of USOP will be merged (the "Merger") with and into MBE, with MBE to be the surviving corporation. Once the merger is completed, MBE will be a wholly-owned subsidiary of USOP. Consummation of the Merger is subject to certain conditions, including the approval of the principal terms of the transaction by the Company's shareholders.

14.  Quarterly Information (Unaudited)

The following quarterly information includes all adjustments which management considers necessary for a fair statement of such information. For interim quarterly financial statements, the provision for income taxes is estimated using the best available information for projected results for the entire year (in thousands, except for per share data).

FY97                          First   Second  Third     Fourth
-------------------------------------------------------------
Total revenues              $14,779  $17,047 $18,838   $17,173
Total cost and expenses      11,634   18,078  13,204    13,059
Provision for (benefit from)
 income taxes                 1,331    (341)    2,310    1,534
Net income (loss)             2,070    (470)    3,557    2,834
Earnings (loss) per share       .18   (0.04)      .30      .24

FY96                          First   Second  Third     Fourth
-------------------------------------------------------------
Total revenues              $12,803  $15,097 $16,164   $15,093
Total cost and expenses      10,279   11,804  11,870    11,479
Provision for (benefit from)
 income taxes                 1,036    1,345    1,751    1,488
Net income (loss)             1,622    2,091    2,708    2,308
Earnings (loss) per share       .14      .18      .24      .20

               SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                    MAIL BOXES ETC. AND SUBSIDIARIES
                                             (In thousands)



COL. A                              COL. B                      COL. C                        COL. D          COL. E
---------------------------------   ----------   -----------------------------------------    -----------     ----------
                                    Balance at                                                                Balance at
                                    Beginning                                                 Deductions-     End of
Description                         of Period                   Additions                     Describe        Period
---------------------------------   ----------    ----------------------------------------    -----------     ----------
                                                         (1)                   (2)
                                                  Charged to Costs     Charged to Other
                                                    and Expenses         Accounts-Describe
                                                  ----------------     -------------------
Year ended April 30, 1997:
  Deducted from asset accounts:
  Allowance for doubtful accounts
  and notes receivable:                $3,507           $1,571                                     $2,101         $2,977

Year ended April 30, 1996:
  Deducted from asset accounts:
  Allowance for doubtful accounts
  and notes receivable:                $2,627           $3,291                                     $2,411         $3,507

Year ended April 30, 1995
  Deducted from asset accounts:
  Allowance for doubtful accounts
  and notes receivable:                $1,391             $760                  $  727              $ 251         $2,627



                              SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                              MAIL BOXES ETC.

June 30, 1997:
               by:    /s/ Anthony W. DeSio
                    -----------------------------------------
                    Anthony W. DeSio, Vice Chairman,
                    and Chief Executive Officer

          Pursuant to the requirements of the Securities Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature                 Title                    Date

 /s/Michael Dooling       Chairman of              June 30,1997
-----------------------
Michael Dooling           the Board, Director


 /s/Anthony W. DeSio      Vice Chairman of          June 30,1997
-----------------------
Anthony W. DeSio          the Board and Chief
                          Executive Officer
                          (Principal Executive
                          Officer)

 /s/James H. Amos, Jr.    Director, President       June 30,1997
------------------------
James H. Amos, Jr.        and Chief Operating
                          Officer

 /s/Harry Casari          Director                  June 30,1997
-----------------------
Harry Casari


 /s/Robert J. DeSio       Director and              June 30,1997
-----------------------
Robert J. DeSio           Vice-President-
                          Franchise Relations

 /s/James F. Kelly        Director                  June 30,1997
-----------------------
James F. Kelly


 /s/Daniel L. La Marche   Director                  June 30,1997

-----------------------
Daniel L. La Marche


 /s/Joel Rossman          Director                  June 30,1997
-----------------------
Joel Rossman

 /s/Gary S. Grahn         Chief Financial           June 30,1997
-----------------------
Gary S. Grahn             Officer, Sr. Vice
                          President - Finance
                          & Administration
                          (Principal Financial and
                          Accounting Officer)


                             LIST OF EXHIBITS


Exhibit No.    Description                                    Page

     3.1 Restated Articles of Incorporation (Filed as exhibit to the Company's Annual Report on Form
               10-K for the fiscal year ending April 30, 1992).

     3.2       Bylaws (Filed as exhibit to Company's Quarterly
               Report on Form 10-Q for the quarter ended January
               31, 1997).

    10.1 Form of Area Franchise Agreement (Filed as exhibit to Registration Statement on Form S-l, File No.
               33-4349, on March 27, 1986, as amended ("S-1
               Registration Statement")).

    10.2 Form of Individual Franchise Agreement (Filed as exhibit to S-1 Registration Statement).

    10.5       Restated 1985 Stock Option Plan (Filed as exhibit
               S-1 Registration Statement).

    10.6 Mail Boxes Etc. Amended and Restated Stock Purchase and Salary Savings Plan (Incorporated by reference to the Company's Information Statement filed with the Securities and Exchange Commission on November 3, 1988).

    10.8 Form of Master Franchise Agreement. (Filed as exhibit to Company's Annual Report on Form 10-K for the year ended April 30, 1990).

    10.9 Sales contract for purchase of new office facilities. (Filed as exhibit to Form 10-K for the year ended April 30, 1991).


    10.10      UPS Purchase Agreement for stock and warrants.
               (Filed as exhibit to Company's current Report on Form 8-K filed October 10, 1990).

    10.12 Construction contract with Koll Construction (Filed as exhibit to Company's Annual Report on Form 10-K for the fiscal year ending April 30, 1992.)

    10.13 A.W. DeSio Employment Contract (Filed as exhibit to Company's Annual Report on Form 10-K for fiscal year ending April 30, 1992)

    10.14 Split Dollar Agreement for A.W. DeSio (Filed as exhibit to Company's Annual Report on Form 10-K for fiscal year ending April 30, 1992)

    10.15      Mail Boxes Etc. 1995 Employee Stock Option Plan
               (Filed as exhibit to Company's Proxy Statement dated July 14, 1995 relating to Annual Shareholders'
               Meeting of August 25, 1995)

    10.16      Mail Boxes Etc. 1995 Stock Option Plan for
               Non-Employee ("Outside") Directors (Filed as exhibit to Company's Proxy Statement dated July 14, 1995 relating to Annual Shareholder's Meeting of August
               25, 1995)

    10.17 James H. Amos, Jr. Employment Contract (Filed as exhibit to Company's Quarterly Report on Form 10-Q for quarter ended October 31, 1996.

    21         List of subsidiaries                            F-26

    23.1       Consent of Ernst & Young LLP, Independent
               Auditors                                        F-27

    27         Financial Data Schedule                         F-28


          * These exhibits were previously filed as exhibits to the documents identified herein.


     EXHIBIT 21

                            List of Subsidiaries


     Mail Boxes Etc. USA, Inc., a California Corporation, doing business as Mail Boxes Etc.




EXHIBIT 23.1



        CONSENT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

We consent to the incorporation by reference in the Registration Statements (Form S-8, Nos. 33-37921, 33-19726, and 33-56486) pertaining to the Restated 1985 Stock Option Plan, and the Registration Statements (Form S-8, Nos. 33-64941 and 33-64943) pertaining to the 1995 Stock Option Plans for Employees and Non-Employee Directors, and the Stock Purchase and Salary Savings Plan of Mail Boxes Etc., respectively, and in the related Prospectuses of our report dated June 6, 1997 with respect to the consolidated financial statements and schedule of Mail Boxes Etc., included in this Annual Report on Form 10-K for the year ended April 30, 1997.

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

                                             ERNST & YOUNG LLP

San Diego, California
July 3, 1997