Form 10-Q
period 1997-07-31
MAIL BOXES ETC
filed 1997-09-12
CIK 791014

SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549

                            FORM 10-Q


(Mark One)

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended       July 31, 1997
                               ------------------------------


     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ______________ to _____________

               Commission File Number    0-14821
                                       -------------

                         MAIL BOXES ETC.
      ------------------------------------------------------
      (Exact name of registrant as specified in its charter)

       CALIFORNIA                         33-0010260
------------------------     ------------------------------------
(State of Incorporation)     (I.R.S. Employer Identification No.)

6060 Cornerstone Court West, San Diego, California       92121
--------------------------------------------------     ----------
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code  (619) 455-8800
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

                      Yes   X       No
                          -----        -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, No Par Value            11,377,252  Shares
--------------------------   -----------------------------------
        (Class)              (Outstanding at September 10, 1997)



PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                         MAIL BOXES ETC.
                         ---------------
              CONDENSED CONSOLIDATED BALANCE SHEETS
              -------------------------------------
               (In Thousands, Except Share Amounts)
                                                        July 31,          April 30,
                              ASSETS                       1997               1997
                              ------                 -----------          ---------
                                                     (Unaudited)          (Audited)
Current Assets:
    Cash and cash equivalents                              $782             $3,992
    Restricted cash - franchisee deposits                 2,401              1,613
    Short-term investments                               32,281             27,342
    Accounts receivable, net                              6,612              6,547
    Receivable from National Media Fund                    ---                 250
    Inventories                                             454                447
    Current portion of notes receivable                   8,068              6,048
    Current portion of net investment
       in sales-type leases                               3,440              2,322
    Deferred income taxes                                 1,272              1,272
    Re-acquired area and center rights held
       for resale                                           625                629
    Other                                                 1,830              1,394
                                                       --------           --------
        Total current assets                             57,765             51,856

    Notes receivable, net                                13,422             12,977
    Net investment in sales-type leases                   5,494              6,067
    Property and equipment, net                           6,503              5,961
    Excess of cost over assets acquired, net                279                383
    Re-acquired area rights                               4,875              6,443
    Deferred income taxes                                 1,249              1,249
    Other assets                                            698                739
                                                       --------           --------
        Total assets                                    $90,285            $85,675
                                                       ========           ========

                  LIABILITIES AND SHAREHOLDERS' EQUITY
                  -------------------------------------

Current Liabilities:
    Accounts payable                                       $994             $1,363
    Franchisee deposits                                   2,886              2,097
    Royalties, referrals and commissions payable          2,519              1,760
    Accrued employee expenses and related taxes           1,678              2,390
    Other accrued expenses                                3,526              1,550
    Income taxes payable                                  1,524                769
    Current maturities of long-term debt                    442                692
                                                       --------           --------
        Total current liabilities                        13,569             10,621

Long-term debt, net of current maturities                 3,738              3,916

Shareholders' equity:
    Preferred stock, no par value, 10,000,000
         shares authorized, with none issued
         and outstanding                                    --                 --
    Common stock, no par value, 40,000,000
         shares authorized, with 11,356,252
         and 11,300,273 shares issued outstanding
         at July 31, 1997 and April 30, 1997,
         respectively                                    17,479             16,728
    Retained earnings                                    55,499             54,410
                                                       --------           --------
         Total shareholders' equity                      72,978             71,138
                                                       --------           --------

         Total liabilities and shareholders' equity     $90,285            $85,675
                                                       ========           ========

                     See accompanying notes.


                             MAIL BOXES ETC.
                             ---------------
                   CONSOLIDATED STATEMENTS OF INCOME
                   ---------------------------------
                 (In Thousands, Except Share Amounts)

                              (Unaudited)
                                                         Three months ended July 31,
                                                           1997               1996
                                                    -----------        -----------
Revenue:
    Royalty and marketing fees                           $8,694            $ 7,600
    Franchise fees                                        2,342              1,795
    Sales of supplies and equipment                       2,513              3,030
    Interest income on leases and other                   1,876              1,988
    Company centers                                         255                366
                                                    -----------        -----------
     Total revenues                                      15,680             14,779

Cost and Expenses:
    Franchise operations                                  4,083              4,081
    Franchise development                                 1,476              1,289
    Cost of supplies and equipment sold                   1,844              2,277
    Marketing                                             1,275              1,421
    General and administrative                            2,340              2,170
    Company centers                                         263                396
    Merger costs                                          2,510                ---
                                                    -----------        -----------
     Total cost and expenses                             13,791             11,634

Operating Income                                          1,889              3,145
Interest on investments and other                           322                256
                                                    -----------        -----------
Income before provision for income taxes                  2,211              3,401
Provision for income taxes                                1,122              1,331
                                                    -----------        -----------
     Net income                                      $    1,089           $  2,070
                                                    ===========        ===========

Net income per common share:                         $      .09           $    .18
                                                    ===========        ===========
Weighted average common and common
    equivalent shares outstanding                    12,075,204         11,740,649
                                                    ===========        ===========

                        See accompanying notes.

                             MAIL BOXES ETC.
                             ---------------
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -------------------------------------
                            (In Thousands)
                              (Unaudited)
                                                                     Three months ended July 31,
                                                                           1997       1996
                                                                       --------   --------
Operating Activities:
 Net income                                                              $1,089     $2,070
  Adjustments to reconcile net income to net cash provided
  from operating activities:
  Depreciation and amortization                                             278        259
  Gain on sale of re-acquired area rights                                  (643)      -----
  Gain on sale of equipment under sales-type lease agreements               (65)      (134)
  Changes in assets and liabilities:
  Restricted cash                                                          (788)      (316)
  Accounts and notes receivable                                            (459)      (352)
  Receivable from National Media Fund                                       250        645
  Assets leased to franchisees and inventories                             (266)      (606)
  Re-acquired area and center rights (held for resale)                        4       (175)
  Other current assets                                                     (436)      (210)
  Other assets                                                              133       (144)
  Accounts  payable                                                        (369)      (420)
  Franchisee deposits                                                       789        292
  Royalties, referrals and commissions payable                              759       (103)
  Accrued employee expenses and related taxes                              (712)    (1,085)
  Other accrued expenses                                                  1,976         53
  Income taxes payable                                                      755      1,284
                                                                       --------   --------
    Net cash flows provided from operating activities                     2,295      1,058

Investing Activities:
  Net change in short-term investments                                   (4,939)    (1,947)
  Additions to property and equipment                                      (722)      (173)
  Principal payments received on sales-type leases                         (219)       869
                                                                       --------   --------
    Net cash flows used in investing activities                          (5,880)    (1,251)

Financing Activities:
  Borrowings under line of credit                                           --         730
  Repayments under line of credit                                          (250)    (1,375)
  Repayments on notes payable                                              (126)       (73)
  Repurchase of common stock                                                (47)      (155)
  Proceeds from the issuance of common stock                                798        635
                                                                       --------   --------
    Net cash flows provided from (used in) financing activities             375       (238)

Decrease in cash and cash equivalents                                    (3,210)      (431)
Cash and cash equivalents at beginning of period                          3,992      1,416
                                                                       --------   --------

Cash and cash equivalents at end of period                             $    782    $   985
                                                                       ========   ========

Supplemental Disclosure for Cash Flow Information:
  Cash paid during the period for income taxes                             $411       $344
  Interest                                                                  $83        $31

Supplemental Schedule of Non-Cash Investment and Financing Activities:
  Equipment sold under sales-type leases                                   $324       $515

                          See accompanying notes.


                   PART I - FINANCIAL INFORMATION

                         MAIL BOXES ETC.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


ITEM 1.  BASIS OF PRESENTATION:
         ----------------------
Note 1.   Presentation
          ------------
     The condensed consolidated balance sheet as of July 31, 1997, the consolidated statements of income for the three-month periods ended
July 31, 1997 and 1996, and the condensed consolidated statements of cash flows for the three-month periods then ended have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In addition, certain Risk Factors may also impact future financial reports. It is suggested that the consolidated financial statements contained in this report be read in conjunction with the financial statements and notes thereto included in the 1997 Annual Report on Form 10-K, as well as the Risk Factors discussed in such Form 10-K. The results of operations for the quarter ended July 31, 1997 are not necessarily indicative of the operating results for the full year.

     Certain reclassifications have been made to prior period balances to conform to current period presentations.

Note 2.   Litigation
          ----------

     The Company is involved in various lawsuits and claims from its franchisees and former employees in the course of conducting its business. While the Company intends to vigorously defend these actions, management is unable to make a meaningful estimate of the amount or range of loss that could result from an unfavorable outcome of all pending litigation. It is possible that the Company's results of operations in a particular quarter or annual period could be materially adversely affected by an ultimate unfavorable outcome of certain pending litigation. Management believes, however, that the ultimate outcome of all pending litigation should not have a material adverse effect on the Company's financial position or liquidity.


ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS

Results of Operations:

Three months ended July 31, 1997 compared to Three months ended July 31, 1996:
------------------------------------------------------------------------------

    Revenues for Mail Boxes Etc. ("MBE" or the "Company") for the three months ended July 31, 1997, increased by $901 thousand or 6% from the same quarter of the prior year. Revenues from royalty and marketing fees increased by $1.1 million or 14% over the same quarter of the prior year. These increases are the result of growth of the network through the opening of 58 domestic individual centers and a 9% increase in same store sales during the first quarter of fiscal year 1998 ("FY98"). As of July 31, 1997, there were 2,859 domestic centers and 556 centers outside the U.S.A. for a total of 3,415 centers operating worldwide.

    From August 4, 1997 through August 19, 1997 (during the second quarter of FY98), the International Brotherhood of Teamsters was on strike against United Parcel Service ("UPS"). As a result, UPS effectively ceased providing shipping services to the Company's franchisees for a period of 16 calendar days. The Company's franchisees used the services of alternative carriers, including Federal Express and the U.S. Postal Service, but such alternative carriers did not, during this period, fully accommodate the shipments that would have been handled by UPS in the absence of the strike. In addition, the Company believes that during the strike many shipments were deferred by customers. The strike had an adverse impact on the MBE franchisees during this period and will, in turn, adversely affect MBE's revenues from royalty and marketing fees with respect to the period of the strike. Based on information available to date, however, the Company does not anticipate that the strike will have a material adverse effect on the Company's results of operation for the second quarter of FY98.

    Total franchise fees, which are primarily generated from the sale of individual and area franchises and renewal and transfer fees associated with individual and area franchises, as well as international sales, increased by $547 thousand, or 30%, during the first quarter of FY98 compared to total franchise fees for the same quarter of fiscal year 1997 ("FY97"). Revenues from domestic individual franchise fees decreased by $391 thousand, or 28%, compared to the total recorded for the comparable prior year period. This decrease resulted from the sale of 17 fewer individual franchises sold during the first quarter of FY98 (45 franchises sold) compared to the first quarter of FY97 (62 franchises sold). Revenues from area franchise fees increased by $623 thousand in the first quarter of FY98 as compared with the total for such revenues recorded for the first quarter of FY97. MBE believes that the revenues from the sale of area franchises may not be a significant source of revenue in the future since the domestic area network is essentially complete and the only available area franchises for sale are those currently owned by MBE. Revenues from transfer and renewal fees increased from $306 thousand to $635 thousand during the first quarter of FY98 as compared to the same period of FY97. Finally, international sales of individual and area franchises by master licensees were the same for the first quarter of FY98 ($56 thousand) as for the year-earlier period. There were no sales of master licenses during the quarter ended July 31, 1997.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (Continued):

    Revenues from the sale of supplies and equipment decreased by $517 thousand, or 17%, during the first quarter of FY98, from such revenues recorded for the first quarter of FY97. This decrease resulted from the decline in the number of centers opening in the FY98 first quarter, compared with the number for the same period of FY97 (58 centers compared to 68 centers). The sales margin increased from 25% to 27% due to a slightly more favorable sales mix in the first quarter of FY98 than in the same period of FY97.

    Interest income on leases and other income decreased slightly by $112 thousand, or 6%, from the figure for the year-earlier period due to lower interest rates. The major components of this revenue category include interest income earned on leases and notes receivable, various administrative fees, late fees and finance charges. Interest income on leases decreased by $54 thousand, or 17%. Interest on notes receivable increased by $15 thousand, or 3%. This increase resulted from additional financing programs available to franchisees. Administrative fees on national vendor contracts increased $46 thousand, or 8%, as the transaction volumes increased. Late fees and finance charges decreased by $35 thousand, or 51%, during the first quarter of FY98 compared with such fees and charges for the year-earlier period due to the Company's increased emphasis on collecting delinquent accounts and implementation of programs to reduce future delinquencies.

    Revenues from the Company owned and operated centers decreased by $111 thousand, or 30%, because of the sale of one of the company owned centers in July 1997.

    Total costs and expenses for the first quarter of FY98 increased by
$2.2 million, or 19%, when compared to the year-earlier period.   Franchise
operation expenses during the first quarter of FY98 remained virtually the same despite the $282 thousand, or 10%, increase in royalties paid to area franchisees for their share of the royalty income which they earn, in part, by providing ongoing support to the network. Although royalties paid to area franchisees will generally increase proportionately with the network's royalty growth, the increased royalties paid to area franchisees is lower than the 14% increase in royalty fees booked in the first quarter of FY98 because no royalties are paid out in connection with Company-owned areas. Excluding royalties paid, franchise operation expenses decreased in the first quarter of FY98 as a result of the sale of the MBE master license for the United Kingdom, which was sold by MBE during the fourth quarter of FY97.

    Franchise development expenses for the first quarter in FY98 increased by $187 thousand, or 15% over those for the year-earlier period. This increase is primarily due to the Company's increased domestic and international sales efforts. Costs of supplies and equipment decreased by $433 thousand, or 19%, during the first quarter of FY98, as compared to the first quarter of FY97. This decrease is directly related to the 17% decline in revenues from the sale of supplies and equipment as discussed above.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (Continued):

    Marketing expenses for the FY98 first quarter decreased by $146 thousand, or 10%, from the level recorded for the year-earlier period. This decrease resulted from the renegotiation of advertising contracts and reduction in advertising agency fees. General and administrative expenses increased by $170 thousand, or 8%, during the first quarter of FY98, compared to the same period of FY97. This increase is due to the growth of the domestic and international network. At July 31, 1997, there were 2,859 centers operating domestically and 556 centers operating internationally, or a total of 3,415 centers in operation worldwide compared with a total of 3,133 centers in operation worldwide at July 31, 1996.

    The Company centers' costs and expenses decreased by $133 thousand, or 34%, over the same period of FY97. This decrease is due to the sale of one
of the company centers in the first quarter of FY98.   On May 22, 1997, MBE
announced that it had signed a definitive agreement to be acquired by U.S. Office Products Company in an all-stock "pooling" transaction. It is currently anticipated that this transaction will close in late October 1997 subject to MBE shareholder approval. In connection with this transaction, the Company incurred non-recurring merger-related expenses of $2.5 million in the first quarter of FY98 and expects to incur additional substantial non-recurring expenses in the second quarter of FY98.

    Other income (interest on investments and other) increased by $66 thousand, or 26%, for the quarter ended July 31, 1997, compared to the quarter ended July 31, 1996. This increase is primarily due to the increase in the Company's short term investments.

    Net income decreased by $981 thousand, or 47%, in the first quarter of
FY98 compared with net income for the year-earlier period.   Earnings per
share decreased from $.18 to $.09 or 50% as compared to results for the first quarter of FY97. The first quarter of FY98 decrease in net income and net income per share was caused by the $2.5 million merger related expenses described above.


Liquidity and Capital Resources

    Working capital at July 31, 1997 was $44 million compared to $41 million at April 30, 1997. The Company believes it has adequate financial resources for its present and projected operating requirements.


PART II - OTHER INFORMATION

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

       (a)     Exhibits:
                10.1 Agreement and Plan of Merger, dated May 22, 1997, by and among MBE, USOP and Santa Fe Acquisition Corp. (Filed with the Commission as an exhibit to the Company's Current Report on Form 8-K dated May 22,
                        1997).
                27.0    Financial Data Schedule

       (b)    Reports on Form 8-K:

       During the period covered by this report, the Company filed with the Commission a Current Report on Form 8-K dated May 22, 1997 to report information under Item 5 thereof.



                            SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                         MAIL BOXES ETC.
                  ------------------------------
                            Registrant



                              By:   /s/ Gary S. Grahn
                                  ----------------------------------
                                    Gary S. Grahn
                                    Chief Financial Officer
                                    (Duly Authorized Officer and
                                    Principal Financial Officer)


Date:  September 11, 1997
      ---------------------